Form 10-Q
period 1996-03-31
NUEVO ENERGY CO
filed 1996-05-14
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 ________ to _________

Commission File Number     1-10537

                             NUEVO ENERGY COMPANY
            (Exact name of registrant as specified in its charter)

             Delaware                                        76-0304436
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

 1331 Lamar, Suite 1600, Houston, Texas                        77010
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  713/652-0706

                            Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]           No   [_]

As of May 9, the number of outstanding shares of the Registrant's common stock was 18,167,286.

                             NUEVO ENERGY COMPANY

                                     INDEX

PART I.   FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               March 31, 1996 (Unaudited) and December 31, 1995.........     3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three months ended March 31, 1996 and
                    March 31, 1995......................................     5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Three months ended March 31, 1996 and
                    March 31, 1995......................................     6
          Notes to Condensed Consolidated Financial Statements
               (Unaudited)..............................................     8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10


PART II.  OTHER INFORMATION.............................................    16

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             NUEVO ENERGY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                    ASSETS


                                              March 31, 1996   December 31, 1995
                                              ---------------  ------------------
                                                (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents..................       $   8,538           $   5,765
 Accounts receivable........................          20,436              21,195
 Product Inventory..........................           3,063               2,187
 Due from affiliates........................             565                 ---
 Prepaid expenses and other.................           1,980                 573
                                                   ---------           ---------
   Total current assets.....................          34,582              29,720
                                                   ---------           ---------

PROPERTY AND EQUIPMENT, AT COST:

 Oil and gas properties (full cost method)..         481,666             460,800
 Pipeline and other facilities..............          50,945              50,970
 Gas plant facilities.......................          25,879              25,661
                                                   ---------           ---------
                                                     558,490             537,431
 Accumulated depreciation, depletion and
   amortization.............................        (280,441)           (269,989)
                                                   ---------           ---------
                                                     278,049             267,442
                                                   ---------           ---------

OTHER ASSETS................................          10,491               9,382
                                                      ------               -----

                                                    $323,122           $ 306,544
                                                    ========           =========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

                            (AMOUNTS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31, 1996   December 31, 1995
                                          ---------------  -----------------
                                            (Unaudited)
CURRENT LIABILITIES:
  Accounts payable......................        $  6,843           $  4,591
  Accrued interest......................           3,332                972
  Accrued liabilities...................           4,409              2,930
  Gas balancing liabilities.............             483                479
  Due to affiliates.....................             ---              1,314
  Current maturities of long-term debt..           4,554              3,677
                                                --------           --------
     Total current liabilities..........          19,621             13,963
                                                --------           --------

OTHER LONG-TERM LIABILITIES.............           1,845              1,949

DEFERRED REVENUES.......................           7,784              8,932

LONG-TERM DEBT..........................         118,561            113,032

DEFERRED TAXES..........................          14,860             12,926

MINORITY INTEREST.......................             960              1,134

STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value,
  $1,000 per share liquidation preference,
  10,000,000 shares authorized; 7% Cumulative
  Convertible Preferred Stock, Series A and B,
  12,619 and 2,500 shares issued and
  outstanding at March 31, 1996 and
  December 31, 1995, respectively..                  15                  15

  Common stock, $.01 par value,
  50,000,000 shares authorized,
  11,772,086 and 11,716,919 shares
  issued and outstanding at
  March 31, 1996 and December 31,
  1995, respectively..............                  118                 117

  Additional paid-in capital......              152,388             151,442
  Retained earnings...............                6,970               3,034
                                               --------            --------
      Total stockholders' equity..              159,491             154,608
                                               --------            --------

                                               $323,122            $306,544
                                               ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended March 31,
                                               -----------------------------
                                                    1996           1995
                                               --------------  -------------

REVENUES:
 Oil and gas revenues........................        $25,587         $25,592
 Gas plant revenues..........................          7,022           7,294
 Pipeline and other revenues.................          1,702           2,116
 Interest and other income...................            114              83
                                                     -------         -------
                                                      34,425          35,085
                                                     -------         -------

COSTS AND EXPENSES:
 Lease operating expenses....................          6,692           6,674
 Gas plant operating expenses................          5,591           5,750
 Pipeline and other operating expenses.......          1,224           1,292
 Depreciation, depletion and
   amortization..............................          8,060          11,471
 General and administrative expenses.........          2,498           2,587
 Interest expense............................          3,738           3,814
  Other expense..............................             18              53
                                                     -------         -------
                                                      27,821          31,641
                                                     -------         -------

Income before income taxes and minority
 interest....................................          6,604           3,444

Provision for income taxes...................          2,417           1,254

Minority interest............................            (14)              7
                                                     -------         -------

NET INCOME...................................        $ 4,201         $ 2,183
                                                     =======         =======

Dividends on preferred stock.................        $   265         $   438
                                                     -------         -------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS....        $ 3,936         $ 1,745
                                                     =======         =======

Earnings per common and common equivalent
 share.......................................           $.32            $.16
                                                     =======         =======

Average common and common equivalent shares
 outstanding.................................         12,212          10,933
                                                     =======         =======


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                    1996       1995
                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income.....................................  $  4,201   $  2,183
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization....     8,060     11,471
    Amortization of other costs.................        93         90
    Deferred revenues...........................    (1,148)    (1,796)
    Deferred taxes..............................     1,934      1,005
    Minority interest...........................       (14)         7
                                                  --------   --------
                                                    13,126     12,960

 Change in assets and liabilities:
    Accounts receivable.........................       786     (2,107)
    Gas balancing receivables/payables..........       (19)       120
    Accounts payable............................     2,252        564
    Accrued liabilities.........................     3,839      1,969
    Due (to) from affiliates....................    (1,879)      (601)
    Other.......................................    (3,744)    (2,719)
                                                  --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES.......    14,361     10,186
                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties............   (10,866)   (20,514)
 Additions to gas plant facilities..............      (218)      (179)
 Additions to pipeline and other facilities.....       104        (72)
 Additions to other property....................       (79)        36
 Proceeds from sales of properties..............     2,409         70
 Other..........................................   (10,000)     2,850
                                                  --------   --------

NET CASH USED IN INVESTING ACTIVITIES...........   (18,650)   (17,809)
                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.......................    16,000     13,313
 Payments of long-term debt.....................    (9,620)    (1,372)
 Preferred stock dividends......................      (265)      (438)
 Exercise of stock options......................       947        ---
                                                  --------   --------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES.....................................     7,062     11,503
                                                  --------   --------

 Net increase in cash and cash
    equivalents.................................     2,773      3,880
 Cash and cash equivalents at beginning of
    period......................................     5,765      3,447
                                                  --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......  $  8,538   $  7,327
                                                  ========   ========


                             NUEVO ENERGY COMPANY

                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                           1996        1995
                                                          ------      ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest.......................................      $1,072       $ 1,273

   Income taxes...................................      $  ---       $   ---


 See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of Nuevo Energy Company ("the Company") that was filed with the Securities and Exchange Commission.

   USE OF ESTIMATES

   In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and reserve information (which affects the depletion calculation as well as the computation of the full cost ceiling limitation). Actual results could differ from those estimates.

                                 (UNAUDITED)


2. INDUSTRY SEGMENT INFORMATION

   The Company's operations are concentrated primarily in two segments; the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations.

                                                  For the Three Months Ended
                                                  --------------------------
                                                   March 31,     March 31,
                                                      1996          1995
                                                  ------------  ------------
     Sales to unaffiliated customers:
       Oil and gas..............................       $25,587       $25,592
       Gas plant, pipelines and other...........         8,724         9,410
                                                       -------       -------
     Total sales................................        34,311        35,002
       Other revenues...........................           114            83
                                                       -------       -------
     Total revenues.............................       $34,425       $35,085
                                                       =======       =======

     Operating profit before income taxes:
       Oil and gas..............................       $11,770       $ 8,348
       Gas plant, pipelines and other...........         1,008         1,513
                                                       -------       -------
                                                        12,778         9,861

     Unallocated corporate expenses.............         2,436         2,603
     Interest expense...........................         3,738         3,814
                                                       -------       -------
     Income before income taxes and
       minority interest........................       $ 6,604       $ 3,444
                                                       =======       =======

     Depreciation, depletion and amortization:
       Oil and gas..............................       $ 7,125       $10,570
       Gas plant, pipelines and other...........           935           901
                                                       -------       -------
                                                       $ 8,060       $11,471
                                                       =======       =======


                                  (UNAUDITED)

3.  ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board ("FASB") in March 1995, was implemented by the Company in the first quarter of 1996. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

   The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company did not adopt the fair value method for stock-based compensation plans, but will provide pro forma disclosures pursuant to an optional provision of Accounting Standard 123.

   The adoption of Accounting Standard 121 did not have a significant impact on consolidated results of operations or the financial position of the Company.

4. SUBSEQUENT EVENTS

   On April 9, 1996 the Company consummated the acquisition of (i) certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") of Union Oil Company of California ("Unocal") for an adjusted purchase price of $480.5 million in cash and (ii) certain California oil properties ("Point Pedernales Properties," and together with the Unocal Properties, the "California Properties") from Torch Energy Advisors Incorporated ("Torch") and certain of its wholly owned subsidiaries for a net adjusted purchase price of $35.7 million, payable by the issuance to Torch of 1,275,000 shares of the Company's Common Stock. The acquisition of the Unocal Properties was financed from proceeds of the sale to the public of 5,109,200 shares of Common Stock (the "Common Stock Offering") and a principal amount of $160,000,000 Senior Subordinated Notes due 2006 of the Company, and by borrowings under a revolving credit facility dated as of April 1, 1996 with a syndicate of banks which provides the Company with a line of credit of up to $385,000,000. The acquisition of California Properties was effective as of October 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing. The Common Stock issued to Torch was valued at the public offering price ($28.00 per share) in the Common Stock Offering. See the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 23, 1996.

                             NUEVO ENERGY COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   Capital Resources and Liquidity

   Nuevo seeks to increase reserves, production and cash flow from operations through its ongoing strategy of (i) acquiring producing oil and gas properties, at favorable prices, with significant exploitation and development potential, (ii) focusing on exploitation activities to maximize production and ultimate reserve recovery, (iii) exploring and developing non-producing properties, (iv) utilizing advanced technologies in its exploitation, development and exploration activities and (v) maintaining a low cost operating structure. Funding for the Company's activities has historically been provided by operating cash flows, debt and bank financing, equity sales, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $14.4 million and $10.2 million for the three months ended March 31, 1996 and 1995, respectively, and $40.1 million and $63.8 million in 1995 and 1994, respectively. The Company invested $10.9 million and $20.5 million in oil and gas properties for the three months ended March 31, 1996 and 1995 respectively, and $41.9 and $108.2 million in 1995 and 1994, respectively. The Company believes that operating cash flows will be sufficient to fund its 1996 exploration and development programs. Additionally, after the April 9, 1996 closing of its California Acquisitions, the Company had approximately $65 million of undrawn commitments available under its new credit facility described below. The Company is currently formulating plans to dispose of certain unidentified assets in order to further reduce borrowings under the credit facility.

   Capital Expenditures

   The Company has identified substantial development and exploitation opportunities, and plans a development program for the California Properties with estimated capital expenditures of approximately $55 million in 1996. In addition to capital expenditures relating to the California Properties, the Company has a capital expenditure budget of approximately $50 million for 1996 for its other properties.

   Financing Activities

   The Company has negotiated a commitment from a bank group led by NationsBank of Texas, N.A. to extend to the Company a $385.0 million credit facility maturing on May 17, 2001. The maximum borrowings that may be outstanding under the credit facility may not exceed a borrowing base ("Borrowing Base") equal to the present value of the Company's oil and gas reserves based on assumptions regarding prices, production and costs approved by the bank group. The Borrowing Base initially will be $289.0 million, and will be reset annually. Sales of assets in excess of $10.0 million will trigger a requirement to re-calculate the Borrowing Base. If amounts outstanding under the credit facility exceed the Borrowing Base, as redetermined from time to time, the Company will be required to repay such excess, and may be required to sell assets to make such repayments.

                             NUEVO ENERGY COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Amounts outstanding under the credit facility will bear interest at a rate equal to the London Interbank Offered Rate plus a number of basis points which increases as the total outstanding indebtedness of the Company as a percent of the Borrowing Base increases.

   The Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N.A. The facility was not drawn down; however, there were fees associated with the bridge commitment which will be expensed in the second quarter of 1996.

   Gas Balancing

   It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

   Derivative Financial Instruments

   The Company periodically uses derivative financial instruments to manage oil and natural gas price risk. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange (NYMEX) price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at March 31, 1996 or 1995.

   Gains and losses on other derivative financial instruments that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred and recognized in income when the related hedged transaction occurs. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   Accounting Pronouncements

   Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board ("FASB") in March 1995, was implemented by the Company in the first quarter of 1996. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

                             NUEVO ENERGY COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company did not adopt the fair value method for stock-based compensation plans, but will provide pro forma disclosures pursuant to an optional provision of Accounting Standard 123.

   The adoption of Accounting Standard 121 did not have a significant impact on consolidated results of operations or the financial position of the Company.

   Contingencies

   The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.


Results of Operations (Three months ended March 31, 1996, and 1995)

The following table sets forth certain operating information of the Company (inclusive of crude oil and natural gas price swaps) for the periods presented:

                                                Three Months
                                                  Ended March 31,          %
                                                --------------------
                                                                       Increase/
                                                    1996       1995   (Decrease)
                                                ------------  ------  -----------
Production:
     Oil and condensate (MBBLS)...............           891     929       (4.1%)
     Natural gas (MMCF).......................         5,835   7,950      (26.6%)

Average Sales Price:
     Oil and condensate.......................        $15.97  $14.45       10.5%
     Natural gas/(1)/.........................        $ 1.90  $ 1.50       26.7%

Average unit production cost/(2)/ per BOE.....        $ 3.56  $ 2.94       21.1%
Average unit depletion rate per BOE-Domestic..        $ 4.50  $ 5.10      (11.8%)
Average unit depletion rate per BOE-Congo.....        $  .75  $  .75        ---

/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

Oil and gas revenues for the three months ended March 31, 1996 were $25.6 million, or approximately equal with oil and gas revenues of $25.6 million for the same period in 1995.

Gas plant revenues of approximately $7.0 million and $7.3 million are reflected in the three months ended March 31, 1996 and 1995, respectively. The decrease in gas plant revenues is the result of decreased inlet volumes.

Pipeline and other revenues for the three months ended March 31, 1996 were $1.7 million, or 19% less than pipeline and other revenues of $2.1 million for the same period in 1995. The decrease is primarily due to reduced throughput in the Bright Star Gathering System associated with reduced volumes resulting from producers in the Alabama Ferry field employing gas lift recovery in their reservoir maintenance operations.

Expenses

Lease operating expenses for the three months ended March 31, 1996 totaled $6.7 million or approximately equal with the $6.7 million for the three months ended March 31, 1995. Lease operating expenses per barrel of oil equivalent were 21.1% higher in the first quarter of 1996 when compared to the same period in 1995 due primarily to lower production volumes and higher lifting costs
associated with the Congo acquisition.   The first quarter of 1995 only included
two months of lease operating expenses relating to the Congo acquisition, which closed in February 1995.

Plant operating expenses were approximately $5.6 million in the three months ended March 31, 1996 as compared to $5.8 million for the three months ended March 31, 1995.

Pipeline and other operating expenses for the three months ended March 31, 1996 were $1.2 million, or 7.7% less than pipeline and other operating expenses of $1.3 million for the same period in 1995.

Depreciation, depletion and amortization of $8.1 million for the three months ended March 31, 1996 reflects a 29.6% decrease from $11.5 million in the same period in 1995 due to a decreased depletion rate per barrel of oil equivalent as a result of increased estimated proved oil and gas reserves as well as lower production volumes.

General and administrative expenses totaled $2.5 million and $2.6 million in the three months ended March 31, 1996 and 1995, respectively.

Interest expense decreased to $3.7 million for the three months ended March 31, 1996 from $3.8 million in the same period of 1995. The decrease in interest expense is the result of reduced borrowings under the bank credit

                             NUEVO ENERGY COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

facility and also by principal reductions from scheduled payments relating to Nustar debt and capital leases. This decrease was partially offset by a new credit facility relating to the Congo acquisition.

Net Income

Net income of approximately $4.2 million was generated for the three months ended March 31, 1996 as compared to net income of $2.2 million in the same period of 1995. Earnings available to common stockholders totaled $3.9 million after deductions for preferred stock dividends for the three months ended March 31, 1996 versus $1.7 million for the same period in 1995.

                              NUEVO ENERGY COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               None.

ITEM 2.  CHANGES IN SECURITIES

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits

                    None

               b.   Reports on Form 8-K.

                         1. Report filed on Form 8-K on April 23, 1996 regarding the purchase of the California Properties.

                         (a) Financial Statements of Business Acquired

                             1.  Unocal Properties

                              1.1 Unocal Properties - Statements of Revenue and Direct Operating Expenses for the Years Ended June 30, 1993, 1994 and 1995 and the unaudited six months ended December 31, 1994 and 1995 and notes thereto.

                              1.2  Independent Auditors' Report.

                              NUEVO ENERGY COMPANY

                             2.       Point Pedernales Properties

                              2.1 Point Pedernales Properties - Statements of Revenues and Direct Operating Expenses for the Years Ended June 30, 1993, 1994 and 1995 and the unaudited six months ended December 31, 1994 and 1995 and notes thereto.

                              2.2  Independent Auditors' Report.

                          (b) Pro forma Financial Information

                              1.   The following information shows the pro
                    forma effect of the acquisition of the California
                    Properties:

                              1.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1995, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1995, and the notes thereto and accompanying text.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUEVO ENERGY COMPANY
                                              (Registrant)



Date:  May 14,  1996               By:/s/  Michael D. Watford
       -----------------------        -----------------------------
                                      Michael  D. Watford
                                      President, Chief Executive Officer
                                      and Chief Operating Officer


Date:  May 14, 1996                By:/s/  Robert M. King
       -----------------------        ------------------------------
                                      Robert M. King
                                      Chief Financial Officer