Form 10-Q
period 1996-06-30
NUEVO ENERGY CO
filed 1996-08-13
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 ________ to _________

Commission File Number     1-10537
                       -------------------------------------------------------

                             NUEVO ENERGY COMPANY
- -------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                        76-0304436
- -----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

     1331 Lamar, Suite 1600, Houston, Texas                              77010
- -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  713/652-0706
                                                   ---------------------------

                            Not Applicable
 -----------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X           No_______
                                    --------

As of August 8, the number of outstanding shares of the Registrant's common stock was 18,255,363.

                             NUEVO ENERGY COMPANY
                             --------------------

                                     INDEX
                                     -----
                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               June 30, 1996 (Unaudited) and December 31, 1995..........  3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three and six months ended June 30, 1996 and
                    June 30, 1995.......................................  5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Six months ended June 30, 1996 and
                    June 30, 1995.......................................  7
          Notes to Condensed Consolidated Financial Statements
               (Unaudited)..............................................  9

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 14


PART II.  OTHER INFORMATION............................................. 22


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------


                             NUEVO ENERGY COMPANY
                             --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS
                                    ------


                                              June 30, 1996   December 31, 1995
                                              --------------  ------------------
                                               (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents..................     $   10,681       $   5,765
 Accounts receivable........................         64,799          21,195
 Product inventory..........................            527           2,187
 Due from affiliates........................            103             ---
 Prepaid expenses and other.................          3,310             573
                                                 ----------       ---------
   Total current assets.....................         79,420          29,720
                                                 ----------       ---------

PROPERTY AND EQUIPMENT, AT COST:

 Oil and gas properties (full cost method)..        980,258         460,800
 Pipeline and other facilities..............        100,510          50,970
 Gas plant facilities.......................         26,264          25,661
                                                 ----------       ---------
                                                  1,107,032         537,431
 Accumulated depreciation, depletion and
   amortization.............................       (330,845)       (269,989)
                                                 ----------       ---------
                                                    776,187         267,442
                                                 ----------       ---------


OTHER ASSETS................................         16,836           9,382
                                                 ----------       ---------

                                                 $  872,443       $ 306,544
                                                 ==========       =========


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------

               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               -------------------------------------------------


                            (AMOUNTS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                          June 30, 1996   December 31,1995
                                          --------------  ----------------
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable......................       $ 21,258       $  4,591
  Accrued interest......................          4,302            972
  Accrued liabilities...................         25,759          2,930
  Gas balancing liabilities.............            442            479
  Due to affiliates.....................            ---          1,314
  Current maturities of long-term debt..          5,216          3,677
                                               --------       --------
     Total current liabilities..........         56,977         13,963
                                               --------       --------

OTHER LONG-TERM LIABILITIES.............          2,252          1,949

DEFERRED REVENUE........................          6,743          8,932

LONG-TERM DEBT..........................        444,932        113,032

DEFERRED TAXES..........................         20,651         12,926

MINORITY INTEREST.......................            933          1,134

STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value, $1,000
  per share liquidation preference,
  10,000,000 shares authorized; 7%
  Cumulative Convertible Preferred Stock,
  Series A and B, 12,619 and 2,500 shares
  issued and outstanding at June 30,
  1996 and December 31, 1995, respectively           15             15

  Common stock, $.01 par value,
  50,000,000 shares authorized,
  18,210,363 and 11,716,919 shares issued
  and outstanding at June 30, 1996 and
  December 31, 1995, respectively.......            182            117

  Additional paid-in capital............        325,864        151,442
  Retained earnings.....................         13,894          3,034
                                               --------       --------
      Total stockholders' equity........        339,955        154,608
                                               --------       --------

                                               $872,443       $306,544
                                               ========       ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended June 30,
                                               -----------------------------
                                                   1996            1995
                                               -------------  --------------

REVENUES:
   Oil and gas revenues......................       $83,484       $27,112
   Gas plant revenues........................         7,776         6,915
   Pipeline and other revenues...............         1,643         1,923
   Interest and other income.................           612           205
                                                    -------       -------
                                                     93,515        36,155
                                                    -------       -------

COSTS AND EXPENSES:
   Lease operating expenses..................        30,624         7,833
   Gas plant operating expenses..............         6,863         5,635
   Pipeline and other operating expenses.....         1,557         1,206
   Depreciation, depletion and
       amortization..........................        23,473        11,157
   General and administrative expenses.......         6,053         2,396
   Interest expense..........................        12,445         3,948
  Other expense..............................            31           (29)
                                                    -------       -------
                                                     81,046        32,146
                                                    -------       -------

Income before income taxes and minority
 interest....................................        12,469         4,009

Provision for income taxes...................         5,308         1,464

Minority interest............................           (27)            5
                                                    -------       -------

NET INCOME...................................       $ 7,188       $ 2,540
                                                    =======       =======

Dividends on preferred stock.................       $   264       $   437
                                                    -------       -------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS....       $ 6,924       $ 2,103
                                                    =======       =======

Earnings per common and common equivalent
 share.......................................          $.38          $.19
                                                    =======       =======

Earnings per common and common equivalent
 share assuming full dilution................          $.37          $.19
                                                    =======       =======

Average common and common equivalent shares
 outstanding.................................        18,292        11,090
                                                    =======       =======

Average common and common equivalent shares
 outstanding assuming full dilution..........        19,579
                                                    =======

    See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
                              --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           Six Months Ended June 30,
                                                                                               1996         1995
                                                                                           ------------  -----------

REVENUES:
   Oil and gas revenues....................................................                  $ 109,071   $ 52,704
   Gas plant revenues......................................................                     14,798     14,209
   Pipeline and other revenues.............................................                      3,345      4,039
   Interest and other income...............................................                        726        288
                                                                                             ---------   --------
                                                                                               127,940     71,240
                                                                                             ---------   --------
COSTS AND EXPENSES:
   Lease operating expenses................................................                     37,316     14,507
   Gas plant operating expenses............................................                     12,454     11,385
   Pipeline and other operating expenses...................................                      2,781      2,498
   Depreciation, depletion and
    amortization...........................................................                     31,533     22,628
   General and administrative expenses.....................................                      8,551      4,983
   Interest expense........................................................                     16,183      7,762
  Other expense............................................................                         49         24
                                                                                             ---------   --------
                                                                                               108,867     63,787
                                                                                             ---------   --------
Income before income taxes and minority
 interest..................................................................                     19,073      7,453

Provision for income taxes.................................................                      7,725      2,718

Minority interest..........................................................                        (41)        12
                                                                                             ---------   --------

NET INCOME.................................................................                  $  11,389   $  4,723
                                                                                             =========   ========

Dividends on preferred stock...............................................                        529        875
                                                                                             ---------   --------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS..................................                  $  10,860   $  3,848
                                                                                             =========   ========

Earnings per common and common equivalent
  share....................................................................                       $.71       $.35
                                                                                             =========   ========

Earnings per common and common equivalent..................................
  share assuming full dilution.............................................                       $.68       $.35
                                                                                             =========   ========

Average common and common equivalent
  shares outstanding.......................................................                     15,260     11,005
                                                                                             =========   ========

Average common and common equivalent
  shares outstanding assuming full dilution................................                     16,647
                                                                                             =========


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                               1996        1995
                                                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income...............................................................                  $  11,389   $  4,723
  Adjustments to reconcile net income to net cash provided by operating
   activities:  Depreciation, depletion and amortization...................                     31,533     22,611
     Amortization of other costs...........................................                        187        181
     Deferred revenues.....................................................                     (2,189)    (3,362)
     Deferred taxes........................................................                      7,725      2,176
     Minority interest.....................................................                        (41)        12
                                                                                             ---------   --------
                                                                                                48,604     26,341

  Change in assets and liabilities:
    Accounts receivable....................................................                    (43,522)    (2,443)
    Gas balancing receivables/payables.....................................                         74        103
    Accounts payable and accrued liabilities...............................                     43,386         63
    Due (to) from affiliates...............................................                     (1,417)    (7,195)
    Other..................................................................                     (8,592)    (5,406)
    Minority interest distributions........................................                       (160)       ---
                                                                                             ---------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..................................                     38,373     11,463
                                                                                             ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties.....................................                   (481,958)   (23,731)
   Additions to gas plant facilities.......................................                       (603)      (291)
   Additions to pipeline and other facilities..............................                    (49,438)      (200)
   Additions to other property.............................................                       (102)        34
   Proceeds from sales of properties.......................................                     28,793        591
   Other...................................................................                        ---      2,850
                                                                                             ---------   --------

NET CASH USED IN INVESTING ACTIVITIES......................................                   (503,308)   (20,747)
                                                                                             ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings................................................                    408,000     15,013
   Payments of long-term debt..............................................                    (74,608)    (2,187)
   Preferred stock dividends...............................................                       (529)      (875)
   Issuance of Common Stock................................................                    136,988        612
                                                                                             ---------   --------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES...............................................................                    469,851     12,563
                                                                                             ---------   --------

   Net increase in cash and cash equivalents...............................                      4,916      3,279
   Cash and cash equivalents at beginning of period........................                      5,765      3,447
                                                                                             ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................                  $  10,681   $  6,726
                                                                                             =========   ========

                             NUEVO ENERGY COMPANY
                             --------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                 (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1996        1995
                                                          ------      ------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest.....................................         $12,094       $ 7,030

   Income taxes ................................         $   ---       $  ---



    See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of Nuevo Energy Company ("the Company") that was filed with the Securities and Exchange Commission.

   USE OF ESTIMATES
   ----------------

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

        ----------------------------------------------------------------
                                  (UNAUDITED)



2. INDUSTRY SEGMENT INFORMATION
   ----------------------------

   The Company's operations are concentrated primarily in two segments; the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations.


                                                  For the Six Months Ended
                                                  ------------------------
                                                   June 30,     June 30,
                                                     1996         1995
                                                  -----------  -----------
  Sales to unaffiliated customers:
       Oil and gas..............................     $109,071      $52,704
       Gas plant, pipelines and other...........       18,143       18,248
                                                     --------      -------
  Total sales...................................      127,214       70,952
       Other revenues...........................          726          288
                                                     --------      -------
  Total revenues................................     $127,940      $71,240
                                                     ========      =======

  Operating profit before income taxes:
       Oil and gas..............................     $ 42,237      $17,371
       Gas plant, pipelines and other...........          959        2,652
                                                     --------      -------
                                                       43,196       20,023

  Unallocated corporate expenses................        7,940        4,808
  Interest expense..............................       16,183        7,762
                                                     --------      -------
  Income before income taxes and
       minority interest........................     $ 19,073      $ 7,453
                                                     ========      =======

  Depreciation, depletion and amortization:
       Oil and gas..............................     $ 29,518      $20,826
       Gas plant, pipelines and other...........        1,949        1,713
                                                     --------      -------
                                                     $ 31,467      $22,539
                                                     ========      =======

       ----------------------------------------------------------------
                                  (UNAUDITED)


3.  ACCOUNTING PRONOUNCEMENTS
    -------------------------

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

4. ACQUISITIONS
   ------------

   On April 9, 1996 the Company consummated the acquisition of (i) certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") of Union Oil Company of California ("Unocal") for an adjusted purchase price of $480.5 million in cash and (ii) certain California oil properties ("Point Pedernales Properties," and together with the Unocal Properties, the "California Properties") from Torch Energy Advisors Incorporated ("Torch") and certain of its wholly owned subsidiaries for a net adjusted purchase price of $35.7 million. The acquisition of the California Properties was effective as of October 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing. The Unocal acquisition was recorded using the purchase method effective April 1, 1996 for accounting purposes. Finalization of the purchase price allocation to the acquired net assets is pending the receipt of certain requested information from the seller, fair value appraisals, and analysis of reserve estimates by the Company. See the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 23, 1996.

       ----------------------------------------------------------------
                                  (UNAUDITED)

   The following table presents the unaudited pro forma results of operations as if the acquisition of the California Properties had occurred as of the beginning of the six months ended June 30, 1996. These pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transaction occurred as of the beginning of the six months ended June 30, 1996 or in the future (amounts in thousands except per share data).


       Revenues....................................      $178,361
       Income......................................      $ 22,637
       Net income..................................      $ 13,510
       Earnings per common and common
         equivalent share..........................      $    .69
       Earnings per common and common
         equivalent share assuming full dilution...      $    .68


5.  Financing Activities
    --------------------

   In April 1996, the Company financed the acquisition of the Unocal Properties with the proceeds from the sale to the public of 5,109,200 shares of common stock (the "Common Stock Offering") and a principal amount of $160 million Senior Subordinated Notes due 2006 of the Company, and by borrowings under a revolving credit facility dated as of April 1, 1996 with a syndicate of banks which provides the Company with a line of credit of up to $385 million. Such proceeds were also used to retire the borrowings under an existing credit facility in the amount of $27.0 million. The purchase of the Point Pedernales Properties was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock valued at the public offering price of $28 per share in the Common Stock offering.

   The Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N. A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996.

   In February 1995, in connection with the acquisition of the Yombo field properties, a subsidiary of the Company entered into a $25.0 million non-recourse credit facility (the "OPIC Facility") with the Overseas Private Investment Corporation and an agent bank to finance $8.8 million of the purchase price for such properties. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Yombo field. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Yombo field. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. The loan agreement requires principal to be repaid in 16 equal quarterly installments commencing in October 1995.

       ----------------------------------------------------------------
                                  (UNAUDITED)

6.  Property Sales
    --------------

   On June 28, 1996, the Company consummated the sale of most of its Austin Chalk properties to a third party for $24.8 million in net proceeds. Such proceeds were used to reduce debt outstanding under the Company's credit facility.

7.  Contingencies
    -------------

   The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo Subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company's or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the U.S. Internal Revenue Service's consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $60 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company will be jointly liable with an indemnification right against CMS) could be as much as $80 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

8.  Subsequent Event
    ----------------

   In July 1996, the Company completed the acquisition of a package of East Texas oil and gas properties for a net purchase price of $9.3 million.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------        -------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------




   Capital Resources and Liquidity
   -------------------------------

   Nuevo seeks to increase reserves, production and cash flow from operations through its ongoing strategy of (i) acquiring producing oil and gas properties, at favorable prices, with significant exploitation and development potential, (ii) focusing on exploitation activities to maximize production and ultimate reserve recovery, (iii) exploring and developing non-producing properties, (iv) utilizing advanced technologies in its exploitation, development and exploration activities and (v) maintaining a low cost operating structure. Funding for the Company's activities has historically been provided by operating cash flows, debt and bank financing, equity sales, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $38.4 million and $11.5 million for the six months ended June 30, 1996 and 1995, respectively, and $40.1 million and $63.8 million in 1995 and 1994, respectively. The Company invested $482.0 million and $23.7 million in oil and gas properties for the six months ended June 30, 1996 and 1995 respectively, and $42.6 and $108.2 million in 1995 and 1994, respectively. The Company also has $22.4 million of working capital and unused commitments under the revolving credit facility of $94 million subject to borrowing base determination. The Company believes cash flows from operations, working capital and financing sources are sufficient to meet its obligations as they become due and finance its exploration and development programs. The Company is currently formulating plans to dispose of certain unidentified assets in order to further reduce borrowings under the credit facility.

   Capital Expenditures
   --------------------

   The Company has identified substantial development and exploitation opportunities, and plans a development program for the California Properties with estimated capital expenditures of approximately $50 million in 1996. In addition to capital expenditures relating to the California Properties, the Company has a capital expenditure budget of approximately $50 million for 1996 for its other properties.

   Financing Activities
   --------------------

   The Company has negotiated a commitment from a bank group led by NationsBank of Texas, N.A. to extend to the Company a $385.0 million credit facility maturing on May 17, 2001. The maximum borrowings that may be outstanding under the credit facility may not exceed a borrowing base ("Borrowing Base") based on the present value of the Company's oil and gas reserves based on assumptions regarding prices, production and costs approved by the bank group. The Borrowing Base at closing was determined to be $289.0 million, and will be reset annually. Sales of assets in excess of $10.0 million will trigger a requirement to re-calculate the Borrowing Base. If amounts outstanding under the credit facility exceed the Borrowing Base, as redetermined from time to time, the Company will be required to repay such excess, and may be required to sell assets to make such repayments. Amounts outstanding under the credit facility will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a number of basis points which increases as the senior indebtedness of the

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------


   Company as a percent of the Borrowing Base increases. Currently, the Company's interest rate under the line of credit is LIBOR plus .75% with outstanding borrowings in the amount of $195 million. Such proceeds were used to finance a portion of the purchase price of the Unocal Properties as well as retire the borrowings under an existing credit facility in the amount of $27.0 million.

   In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with the proceeds from the sale to the public of a principal amount of $160 million, 9.5% Senior Subordinated Notes (the "Notes") due 2006 of the Company. The Notes mature on April 15, 2006 and interest expense is payable semi-annually on April 15 and October 15, commencing October 15, 1996. The Company also has $75 million of 12.5% Senior Subordinated Notes outstanding due 2002.

   The Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N.A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996.

   In February 1995, in connection with the acquisition of the Yombo field properties, a subsidiary of the Company entered into a $25.0 million non-recourse credit facility (the "OPIC Facility") with the Overseas Private Investment Corporation and an agent bank to finance $8.8 million of the purchase price for such properties. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Yombo field. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Yombo field. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. The loan agreement requires principal to be repaid in 16 equal quarterly installments commencing in October 1995. At June 30, 1996, $13.2 million is outstanding of which $3.7 million is due in 1996.

   Gas Balancing
   -------------

   It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

   Derivative Financial Instruments
   --------------------------------

   The Company periodically uses derivative financial instruments to manage oil and natural gas price risk. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange (NYMEX) price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at June 30, 1996 or 1995.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------


       As of June 30, 1996, the Company had two separate energy swap agreements the first of which hedges 1,500 barrels per day of No. 6 fuel oil at an average price of $15.75 for March through November designated for the Congo oil production. The second contract hedges 10,000 MMBtu of natural gas per day at a ceiling price of $2.00 and a floor price of $1.70 for April through October 1996.

       As a result of hedging transactions, oil and gas revenues were reduced by $.9 million and increased by $70,000 in the second quarter of 1996 and 1995, respectively. During the first six months of 1996, oil and gas revenues were reduced by $1.1 million as a result of these transactions.

       Gains and losses on other derivative financial instruments that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred and recognized in income when the related hedged transaction occurs. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

       Accounting Pronouncements
       -------------------------

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

       Contingencies
       -------------

       The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

       In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------


       certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo Subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company's or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the U.S. Internal Revenue Service's consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $60 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company will be jointly liable with an indemnification right against
       CMS) could be as much as $80 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.


Results of Operations (Three months ended June 30, 1996, and 1995)
- ------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:


                                                   Three Months
                                                   Ended June 30,
                                                --------------------       %
                                                                       Increase/
                                                    1996       1995   (Decrease)
                                                ------------  ------  ----------
Production:
     Oil and condensate (MBBLS)...............         4,096   1,009      306%
     Natural gas (MMCF).......................        10,457   7,603       38%

Average Sales Price:
     Oil and condensate.......................       $ 15.48  $14.96        3%
     Natural gas/(1)/.........................       $  1.90  $ 1.53       24%

Average unit production cost/(2)/ per BOE.....       $  5.24  $ 3.42       53%
Average unit depletion rate per BOE-Domestic..       $  4.02  $ 5.10      (21%)
Average unit depletion rate per BOE-Congo.....       $   .75  $  .75       ---


/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


Revenues
- --------

Oil and gas revenues for the three months ended June 30, 1996 were $83.5 million, or 208% higher than oil and gas revenues of $27.1 million for the same period in 1995 mainly due to the acquisition of the California Properties.

Gas plant revenues of approximately $7.8 million and $6.9 million are reflected in the three months ended June 30, 1996 and 1995, respectively. The 13% increase in gas plant revenues is primarily due to increased natural gas liquids prices.

Pipeline and other revenues for the three months ended June 30, 1996 were $1.6 million, or 16% lower than pipeline and other revenues of $1.9 million for the same period in 1995 primarily due to reduced throughput in the Bright Star gathering system associated with reduced volumes resulting from producers in the Alabama Ferry Field employing gas lift recovery in their reservoir maintenance operations, partially offset by higher natural gas and natural gas liquids prices.

Expenses
- --------

Lease operating expenses for the three months ended June 30, 1996 totaled $30.6 million or 292% higher than $7.8 million for the three months ended June 30, 1995 primarily due to the acquisition of the California Properties. Lease operating expenses per barrel of oil equivalent were $5.24 in the second quarter of 1996 when compared to $3.42 in the same period in 1995 due primarily to higher lifting costs associated with the California Properties.

Plant operating expenses were approximately $6.9 million in the three months ended June 30, 1996 as compared to $5.6 million for the three months ended June 30, 1995. The 23% increase in gas plant expenses in 1996 over 1995 is due primarily to increased liquids settlements under percent of proceeds contracts as a result of higher natural gas and natural gas liquids prices.

Pipeline and other operating expenses for the three months ended June 30, 1996 were $1.6 million, or 33% higher than pipeline and other operating expenses of $1.2 million for the same period in 1995, which is mostly attributable to increased natural gas and natural gas liquids prices.

Depreciation, depletion and amortization of $23.5 million for the three months ended June 30, 1996 reflects a 110% increase from $11.2 million in the same period in 1995 due to increased production volumes as a result of the acquisition of the California Properties, partially offset by a decreased depletion rate per barrel of oil equivalent as a result of increased estimated proved oil and gas reserves.

General and administrative expenses totaled $6.1 million and $2.4 million in the three months ended June 30, 1996 and 1995, respectively. The 154% increase is due primarily to the increase in management fees, resulting from significant growth in the assets of the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Interest expense increased to $12.4 million for the three months ended June 30, 1996 from $3.9 million in the same period of 1995. The increase in interest expense is the result of increased borrowings under the new credit facility as well as the issuance of $160 million Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties. Additionally, the Company entered into a bridge commitment in relation to the acquisition of the California Properties. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996.

Net Income
- ----------

Net income of $7.2 million was generated for the three months ended June 30, 1996 as compared to net income of $2.5 million in the same period of 1995. Earnings available to common stockholders totaled $6.9 million after deductions for preferred stock dividends for the three months ended June 30, 1996 versus $2.1 million for the same period in 1995.

Results of Operations (Six months ended June 30, 1996 and 1995)
- ---------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                  Six Months
                                                Ended June 30,
                                                --------------                %
                                                                          Increase/
                                                     1996        1995    (Decrease)
                                                --------------  -------  -----------
Production:
     Oil and condensate (MBBLS)...............           4,987    1,938        157%
     Natural gas (MMCF).......................          16,292   15,553          5%

Average Sales Price:
     Oil and condensate.......................         $ 15.56  $ 14.72          6%
     Natural gas/(1)/.........................         $  1.90  $  1.51         26%

Average unit production cost/(2)/ per BOE.....         $  4.82  $  3.18         52%
Average unit depletion rate per BOE-Domestic..         $  4.12  $  5.10        (19%)
Average unit depletion rate per BOE-Congo.....         $   .75  $   .75        ---


/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------


Revenues
- --------

Oil and gas revenues for the six months ended June 30, 1996 were $109.1 million, or 107% higher than oil and gas revenues of $52.7 million for the same period in 1995. The increase in oil and gas revenues was attributable primarily to production from the California Properties and higher oil prices.

Gas plant revenues of approximately $14.8 million and $14.2 million are reflected in the six months ended June 30, 1996 and 1995, respectively.

Pipeline and other revenues for the six months ended June 30, 1996 were approximately $3.3 million, or 18% less than pipeline and other revenues of approximately $4.0 million for the same period in 1995. The decrease is primarily due to decreased throughput at the Bright Star and West Delta pipelines; which was partially offset by increased natural gas and natural gas liquids prices.

Expenses
- --------

Lease operating expenses for the six months ended June 30, 1995 totaled $37.3 million, compared to $14.5 million for the same period in 1995. Lease operating expenses per BOE were $4.82 in the first half of 1996 when compared to $3.18 in the same period in 1995 due primarily to higher lifting costs associated with the California Properties.

Increased plant operating expenses of $12.5 million are reflected in the six months ended June 30, 1996 as compared to $11.4 million for the six months ended June 30, 1995. The 10% increase in gas plant expenses in 1996 compared to 1995 primarily relates to increased liquids settlements under percent of proceeds contracts as a result of higher natural gas and natural gas liquids prices.

Pipeline and other operating expenses for the six months ended June 30, 1996 were $2.8 million, or 12% higher than pipeline operating expenses of approximately $2.5 million for the same period in 1995, due to increased natural gas and natural gas liquids prices.

Depreciation, depletion and amortization of $31.5 million for the six months ended June 30, 1996 reflects an increase of 39% from $22.6 million in the same period in 1995 due to increased oil and gas production volumes as a result of the acquisition of the California Properties partially offset by a decreased depletion rate per barrel of oil equivalent as a result of increased estimated proved oil and gas reserves.

General and administrative expenses totaled $8.6 million and $5.0 million in the six months ended June 30, 1996 and 1995, respectively. The 72% increase in general and administrative expense is due primarily to the increase in management fees, resulting from significant growth in the assets of the company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------



Interest expense increased to $16.2 million for the six months ended June 30, 1996 from $7.8 million in the same period of 1995. The increase in interest expense is the result of increased borrowings under the new credit facility as well as the issuance of $160 million Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties. Additionally, the Company entered into a bridge commitment in relation to the acquisition of the California Properties. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996.


Net Income
- ----------

Net income of approximately $11.4 million was generated for the six months ended June 30, 1996, as compared to net income of $4.7 million in the same period of 1995. Earnings available to common stockholders totaled $10.9 million after deductions for preferred stock dividends for the six months ended June 30, 1996 versus $3.8 million for the same period in 1995.

                              NUEVO ENERGY COMPANY
                              --------------------


                          PART II.  OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
- -------             -----------------

                    None.

ITEM 2.             CHANGES IN SECURITIES
- -------             ---------------------

                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
- -------             -------------------------------

                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------             ---------------------------------------------------

                    At the annual meeting of the stockholders of the Company, held on May 20, 1996, the following matters were voted upon by the stockholders with the following results:

                    (1) J.P. Bryan, Gary Peterson, John B. Connally, III,
                        Michael D. Watford, Thomas D. Barrow and Isaac Arnold, Jr., continue their terms as directors. Robert L. Gerry, III, Robert H. Allen, T. Michael Long and James T. Hackett were elected as directors with a total of 14,830,342 voting in favor and 126,875 withheld authority for Robert L. Gerry, III, Robert H. Allen and
                        T. Michael Long and 127,401 withheld authority for James
                        T. Hackett.

                    (2) The stockholders approved a proposal to ratify the
                        selection of KPMG Peat Marwick, LLP as the Company's independent auditors for the year ending December 31, 1996 with a total of 14,921,011 shares voting in favor, a total of 9,072 shares voting against and a total of 27,134 shares abstaining.

                    (3) The stockholders approved the adoption of an amendment to the Nuevo Energy Stock Incentive Plan with a total of 10,135,872 shares voting in favor, a total of 2,024,677 voting against and 50,491 shares abstaining.





ITEM 5.             OTHER INFORMATION
- -------             -----------------

                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
- -------             --------------------------------

                    a.   Exhibits

                         27 - Financial Data Schedule

                    b.   Reports on Form 8-K.

                         None.

                              NUEVO ENERGY COMPANY
                              --------------------

                       PART II.  OTHER INFORMATION (CONTINUED)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUEVO ENERGY COMPANY
                                   --------------------
                                              (Registrant)



Date:  August 13,  1996               By:/s/  Michael D. Watford
       -----------------------------        -----------------------------
                                         Michael  D. Watford
                                         President, Chief Executive Officer
                                         and Chief Operating Officer


Date:  August 13, 1996                By:/s/  Robert M. King
       -----------------------------        ------------------------------
                                         Robert M. King
                                         Chief Financial Officer