Form 10-Q
period 1996-09-30
NUEVO ENERGY CO
filed 1996-11-13
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to
                                                 ---------   ---------

Commission File Number     1-10537
                       -------------------------------------------------------

                             NUEVO ENERGY COMPANY
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                      76-0304436
-----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

 1331 Lamar, Suite 1650, Houston, Texas                        77010
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  713/652-0706
                                                   ----------------------------

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

                             Yes    X           No
                                --------          --------

As of November 8, the number of outstanding shares of the Registrant's common stock was 18,976,085.

                             NUEVO ENERGY COMPANY
                             --------------------

                                     INDEX
                                     -----
                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets:
          September 30, 1996 (Unaudited) and December 31, 1995.........  3
        Condensed Consolidated Statements of Operations (Unaudited):
          Three and nine months ended September 30, 1996 and
           September 30, 1995..........................................  5
        Condensed Consolidated Statements of Cash Flows (Unaudited):
          Nine months ended September 30, 1996 and
           September 30, 1995..........................................  7
        Notes to Condensed Consolidated Financial Statements
          (Unaudited)..................................................  9

ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................... 14


PART II.  OTHER INFORMATION............................................ 23

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                             NUEVO ENERGY COMPANY
                             --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS
                                    ------

                                              September 30, 1996   December 31, 1995
                                              -------------------  ------------------
                                                  (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents..................       $    3,595           $   5,765
 Accounts receivable........................           44,931              21,195
 Product inventory..........................            3,690               2,187
 Due from affiliates........................            1,455                 ---
 Prepaid expenses and other.................            2,600                 573
                                                   ----------           ---------
   Total current assets.....................           56,271              29,720
                                                   ----------           ---------

PROPERTY AND EQUIPMENT, AT COST:

 Land.......................................            5,304                 ---
 Buildings and improvements.................           44,696                 ---
 Oil and gas properties (full cost method)..        1,005,396             460,800
 Pipeline and other facilities..............           46,623              50,970
 Gas plant facilities.......................           41,486              25,661
                                                   ----------           ---------
                                                    1,143,505             537,431
 Accumulated depreciation, depletion and
   amortization.............................         (361,754)           (269,989)
                                                   ----------           ---------
                                                      781,751             267,442
                                                   ----------           ---------

OTHER ASSETS                                           16,305               9,382
                                                   ----------           ---------
                                                   $  854,327           $ 306,544
                                                   ==========           =========


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------

               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               -------------------------------------------------

                            (AMOUNTS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                          September 30, 1996   December 31,1995
                                          -------------------  ----------------
                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable........................       $ 18,998           $  4,591
  Accrued interest........................         10,406                972
  Accrued liabilities.....................         18,064              2,930
  Gas balancing liabilities...............            430                479
  Due to affiliates.......................            ---              1,314
  Current maturities of long-term debt....          5,117              3,677
                                                 --------           --------
     Total current liabilities............         53,015             13,963
                                                 --------           --------

OTHER LONG-TERM LIABILITIES...............          2,272              1,949

DEFERRED REVENUE..........................          5,764              8,932

LONG-TERM DEBT............................        405,480            113,032

DEFERRED TAXES............................         31,114             12,926

MINORITY INTEREST.........................            930              1,134

STOCKHOLDERS' EQUITY:

  Preferred stock, $1.00 par value,
   $1,000 per share liquidation
   preference, 10,000,000 shares
   authorized; 7% Cumulative Convertible
   Preferred Stock, Series A, 11,220
   shares issued and outstanding at
   September 30, 1996 and Series A and B,
   12,619 and 2,500 shares issued and
   outstanding at December 31, 1995,
   respectively...........................             11                 15

  Common stock, $.01 par value,
   50,000,000 shares authorized,
   18,931,735 and 11,716,919 shares
   issued and outstanding at
   September 30, 1996 and December 31,
   1995, respectively.....................            189                117

  Additional paid-in capital..............        333,887            151,442
  Retained earnings.......................         21,665              3,034
                                                 --------           --------
      Total stockholders' equity..........        355,752            154,608
                                                 --------           --------
                                                 $854,327           $306,544
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

                             NUEVO ENERGY COMPANY
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended September 30,
                                                   ----------------------------------
                                                         1996              1995
                                                   ----------------  ----------------
REVENUES:
   Oil and gas revenues......................          $79,293           $24,396
   Gas plant revenues........................            8,498             6,348
   Pipeline and other revenues...............            2,420             1,574
   Interest and other income.................              700                97
                                                       -------           -------
                                                        90,911            32,415
                                                       -------           -------
COSTS AND EXPENSES:
   Lease operating expenses..................           29,147             6,970
   Gas plant operating expenses..............            7,114             5,651
   Pipeline and other operating expenses.....            2,195             1,027
   Depreciation, depletion and
       amortization..........................           22,962             9,700
   General and administrative expenses.......            6,390             2,379
   Interest expense..........................            9,642             3,992
   Other expense.............................                8                (4)
                                                       -------           -------
                                                        77,458            29,715
                                                       -------           -------
Income before income taxes and minority
 interest....................................           13,453             2,700
Provision for income taxes...................            5,448             1,037
Minority interest............................               (3)                4
                                                       -------           -------
NET INCOME...................................          $ 8,008           $ 1,659
                                                       =======           =======
Dividends on preferred stock.................              237               333
                                                       -------           -------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS....          $ 7,771           $ 1,326
                                                       =======           =======
Earnings per common and common equivalent
 share.......................................          $   .40           $   .12
                                                       =======           =======
Earnings per common and common equivalent
 share assuming full dilution................          $   .39           $   .12
                                                       =======           =======
Average common and common equivalent shares
 outstanding.................................           19,388            11,352
                                                       =======           =======
Average common and common equivalent shares
 outstanding assuming full dilution..........           20,363
                                                       =======

      See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
         ------------------------------------------------------------
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                        1996             1995
                                                                  ----------------  ---------------
REVENUES:
   Oil and gas revenues.........................................        $ 188,364         $ 77,100
   Gas plant revenues...........................................           23,296           20,557
   Pipeline and other revenues..................................            5,765            5,613
   Interest and other income....................................            1,426              385
                                                                        ---------         --------
                                                                          218,851          103,655
                                                                        ---------        ---------
COSTS AND EXPENSES:
   Lease operating expenses.....................................           66,463           21,477
   Gas plant operating expenses.................................           19,568           17,036
   Pipeline and other operating expenses........................            4,976            3,525
   Depreciation, depletion and amortization.....................           54,495           32,328
   General and administrative expenses..........................           14,941            7,362
   Interest expense.............................................           25,825           11,754
   Other expense................................................               57               20
                                                                        ---------         --------
                                                                          186,325           93,502
                                                                        ---------         --------
Income before income taxes and minority
 interest.......................................................           32,526           10,153

Provision for income taxes......................................           13,173            3,755

Minority interest...............................................              (44)              16
                                                                        ---------         --------
NET INCOME......................................................        $  19,397         $  6,382
                                                                        =========         ========

Dividends on preferred stock....................................              766            1,208
                                                                        ---------         --------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS.......................        $  18,631         $  5,174
                                                                        =========         ========
Earnings per common and common equivalent
  share.........................................................            $1.12             $.47
                                                                        =========         ========
Earnings per common and common equivalent
  share assuming full dilution..................................            $1.09             $.47
                                                                        =========         ========
Average common and common equivalent
  shares outstanding............................................           16,662           11,126
                                                                        =========         ========
Average common and common equivalent
  shares outstanding assuming full dilution.....................           17,856
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

                             NUEVO ENERGY COMPANY
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      1996             1995
                                                                                   ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................        $  19,397         $  6,382
  Adjustments to reconcile net income to
    net cash provided by operating activities:.............................
     Depreciation, depletion and amortization..............................           54,495           32,328
     Amortization of other costs...........................................              956              273
     Deferred revenues.....................................................           (3,168)          (4,713)
     Deferred taxes........................................................           13,173            3,741
     Minority interest.....................................................              (44)              16
                                                                                   ---------         --------
                                                                                      84,809           38,027
  Change in assets and liabilities:
    Accounts receivable....................................................          (23,654)          (3,765)
    Gas balancing receivables/payables.....................................               62             (297)
    Accounts payable and accrued liabilities...............................           39,536            1,827
    Due (to) from affiliates...............................................           (2,769)          (5,350)
    Other..................................................................          (11,684)            (798)
    Minority interest distributions........................................             (160)             ---
                                                                                   ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................           86,140           29,644
                                                                                   ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to land.......................................................           (5,304)             ---
   Additions to buildings and improvements.................................          (44,696)             ---
   Additions to oil and gas properties.....................................         (507,861)         (33,055)
   Additions to gas plant facilities.......................................             (825)            (401)
   Additions to pipeline and other facilities..............................              ---             (282)
   Additions to other property.............................................           (1,982)              22
   Proceeds from sales of properties.......................................           33,728              590
   Other...................................................................              562            2,850
                                                                                   ---------         --------
NET CASH USED IN INVESTING ACTIVITIES......................................         (526,378)         (30,276)
                                                                                   ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings................................................          408,000           15,013
   Payments of long-term debt..............................................         (114,184)         (11,865)
   Preferred stock dividends...............................................             (766)          (1,208)
   Proceeds from issuance of common stock..................................          145,018            2,432
                                                                                   ---------         --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES...............................................................          438,068            4,372
                                                                                   ---------         --------
   Net (decrease)/increase in cash and cash
    equivalents............................................................           (2,170)           3,740
   Cash and cash equivalents at beginning of
    period.................................................................            5,765            3,447
                                                                                   ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................        $   3,595         $  7,187
                                                                                   =========         ========

                             NUEVO ENERGY COMPANY
                             --------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
          -----------------------------------------------------------

                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                            Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1996         1995
                                                              --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                                   $15,159       $ 8,497

   Income taxes                                               $   ---       $   ---


    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

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

                                                   For the Nine Months Ended
                                                  ---------------------------
                                                  September 30, September 30,
                                                      1996          1995
                                                  ------------  -------------
  Sales to unaffiliated customers:
    Oil and gas.................................      $188,364       $ 77,100
  Gas plant, pipelines and other................        29,061         26,170
                                                      --------       --------
  Total sales...................................       217,425        103,270
    Other revenues..............................         1,426            385
                                                      --------       --------
  Total revenues................................      $218,851       $103,655
                                                      ========       ========

  Operating profit before income taxes:
    Oil and gas.................................      $ 70,637       $ 25,934
    Gas plant, pipelines and other..............         1,674          3,096
                                                      --------       --------
                                                        72,311         29,030

  Unallocated corporate expenses................        13,960          7,123
  Interest expense..............................        25,825         11,754
                                                      --------       --------
  Income before income taxes and
    minority interest...........................      $ 32,526       $ 10,153
                                                      ========       ========

  Depreciation, depletion and amortization:
    Oil and gas.................................      $ 51,264       $ 29,689
    Gas plant, pipelines and other..............         2,843          2,513
                                                      --------       --------
                                                      $ 54,107       $ 32,202
                                                      ========       ========

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

   The following table presents the unaudited pro forma results of operations as if the acquisition of the California Properties had occurred as of the beginning of the nine months ended September 30, 1996. These pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transaction occurred as of the beginning of the nine months ended September 30, 1996 or in the future (amounts in thousands except per share data).

       ----------------------------------------------------------------
                                  (UNAUDITED)



       Revenues..............................  $269,273
       Income................................  $ 36,091
       Net income............................  $ 21,519
       Earnings per common and common
         equivalent share....................  $   1.25
       Earnings per common and common
         equivalent share assuming full
         dilution............................  $   1.21

   In July 1996, the Company completed the acquisition of a package of East Texas oil and gas properties for a net purchase price of $9.3 million. The acquisition of these properties was effective as of December 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing.


5. Financing Activities
   --------------------

   In April 1996, the Company financed the acquisition of the Unocal Properties with the proceeds from the sale to the public of 5,109,200 shares of common stock (the "Common Stock Offering") and a principal amount of $160 million, 9.5% Senior Subordinated Notes due 2006 of the Company, and by borrowings under a revolving credit facility dated as of April 1, 1996 with a syndicate of banks which provides the Company with a line of credit of up to $385.0 million. Such proceeds were also used to retire the borrowings under an existing credit facility in the amount of $27.0 million. The purchase of the Point Pedernales Properties was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock valued at the public offering price of $28 per share in the Common Stock offering.

   The Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N. A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment was expensed in the second quarter of 1996.

   In February 1995, in connection with the acquisition of the Yombo field properties, a subsidiary of the Company entered into a $25.0 million non-recourse credit facility with the Overseas Private Investment Corporation and an agent bank to finance $8.8 million of the purchase price for such properties. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Yombo field. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Yombo field. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. The loan agreement requires principal to be repaid in 16 equal quarterly installments.

       ----------------------------------------------------------------
                                  (UNAUDITED)

6. Property Sales
   --------------

   On June 28, 1996, the Company consummated the sale of most of its Austin Chalk properties to a third party for $24.8 million in net proceeds which were credited to the full cost pool. Such proceeds were used to reduce debt outstanding under the Company's credit facility.

7. Contingencies
   -------------

   The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo Subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company's or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the U. S. Internal Revenue Service's consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $60 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company will be jointly liable with an indemnification right against CMS) could be as much as $80 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                     ------------------------------------


   Forward Looking Statements
   --------------------------

   This document contains certain forward looking statements concerning the Company's operations, economic performance and financial conditions, including, in particular, the integration of the Company's recent acquisitions into the Company's existing operations. Although the Company believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward looking statements.

   Capital Resources and Liquidity
   -------------------------------

   Nuevo seeks to increase reserves, production and cash flow from operations through its ongoing strategy of (i) acquiring producing oil and gas properties, at favorable prices, with significant exploitation and development potential, (ii) focusing on exploitation activities to maximize production and ultimate reserve recovery, (iii) exploring and developing non-producing properties, (iv) utilizing advanced technologies in its exploitation, development and exploration activities and (v) maintaining a low cost operating structure. Funding for the Company's activities has historically been provided by operating cash flows, debt and bank financing, equity sales, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $86.1 million and $29.6 million for the nine months ended September 30, 1996 and 1995, respectively. The Company invested $507.9 million and $33.1 million in oil and gas properties for the nine months ended September 30, 1996 and 1995 respectively. The Company also has $3.3 million of working capital and unused commitments under the revolving credit line of $132.0 million subject to borrowing base determination. The Company believes cash flows from operations, working capital and financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   Capital Expenditures
   --------------------

   The Company has identified substantial development and exploitation opportunities, and plans a development program for the California Properties with estimated capital expenditures of approximately $20.0 million in the fourth quarter of 1996. In addition to capital expenditures relating to the California Properties, the Company has a capital expenditure budget of approximately $10.0 million for the fourth quarter of 1996 for its other properties.

   Financing Activities
   --------------------

   The Company has negotiated a commitment from a bank group led by NationsBank of Texas, N.A. to extend to the Company a $385.0 million credit facility maturing on May 17, 2001. The maximum borrowings that may be outstanding under the credit facility may not exceed a borrowing base ("Borrowing Base") based on the present value of the Company's oil and gas reserves based on assumptions regarding prices, production and costs approved by the bank group. The Borrowing Base is currently $289.0 million, and will be reset annually. Sales of assets in excess of $10.0

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED
                ----------------------------------------------

   million will trigger a requirement to re-calculate the Borrowing Base. If amounts outstanding under the credit facility exceed the Borrowing Base, as redetermined from time to time, the Company will be required to repay such excess, and may be required to sell assets to make such repayments. Amounts outstanding under the credit facility will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a number of basis points which increases as the senior indebtedness of the Company as a percent of the Borrowing Base increases. Currently, the Company's interest rate under the line of credit is LIBOR plus .5% with outstanding borrowings in the amount of $157.0 million. Such proceeds were used to finance a portion of the purchase price of the Unocal Properties as well as retire the borrowings under an existing credit facility in the amount of $27.0 million.

   In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with the proceeds from the sale to the public of a principal amount of $160 million, 9.5% Senior Subordinated Notes (the "Notes") due 2006 of the Company. The Notes mature on April 15, 2006 and interest expense is payable semi-annually on April 15 and October 15. The Company also has $75 million of 12.5% Senior Subordinated Notes outstanding due 2002.

   The Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N.A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment was expensed in the second quarter of 1996.

   In February 1995, in connection with the acquisition of the Yombo field properties, a subsidiary of the Company entered into a $25.0 million non-recourse credit facility with the Overseas Private Investment Corporation and an agent bank to finance $8.8 million of the purchase price for such properties. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Yombo field. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Yombo field. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. The loan agreement requires principal to be repaid in 16 equal quarterly installments. At September 30, 1996, $12.2 million is outstanding of which $3.7 million is due in 1996.

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

   Derivative Financial Instruments
   --------------------------------

   The Company periodically uses derivative financial instruments to manage oil and natural gas price risk. Settlement of gains and losses on price

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

   swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange (NYMEX) price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at September 30, 1996 or 1995.

   As of September 30, 1996, the Company had two separate energy swap agreements, the first of which hedges 1,500 barrels per day of No. 6 fuel oil at an average price of $15.75 for March through November 1996 designated for the Congo oil production. The second contract hedges 10,000 MMBtu of natural gas per day at a ceiling price of $2.00 and a floor price of $1.70 for April through October 1996.

   As a result of hedging transactions, oil and gas revenues were reduced by $.9 million and increased by $.3 million in the third quarter of 1996 and 1995, respectively. During the first nine months of 1996, oil and gas revenues were reduced by $2.0 million as a result of these transactions.

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------




   Contingencies
   -------------

   The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo Subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company's or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the U. S. Internal Revenue Service's consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $60.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company will be jointly liable with an indemnification right against CMS) could be as much as $80.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Results of Operations (Three months ended September 30, 1996, and 1995)
-----------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                         Three Months
                                                     Ended September 30,         %
                                                    ---------------------
                                                                               Increase/
                                                      1996          1995       (Decrease)
                                                    -------       -------     -----------
Production:
     Oil and condensate (MBBLS)...............        4,065          984           313%
     Natural gas (MMCF).......................        8,952        6,875            30%
     Natural gas liquids (MBBLS)..............          205          ---           100%

Average Sales Price:
     Oil and condensate.......................       $15.15       $13.94             9%
     Natural gas/(1)/.........................       $ 1.95       $ 1.52            28%

Average unit production cost/(2)/ per BOE.....       $ 5.06       $ 3.25            56%
Average unit depletion rate per BOE-Domestic..       $ 3.97       $ 4.80           (17%)
Average unit depletion rate per BOE-Congo.....       $  .75       $  .75           ---

/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


Revenues
--------

Oil and gas revenues for the three months ended September 30, 1996 were $79.3 million, or 225% higher than oil and gas revenues of $24.4 million for the same period in 1995 mainly due to the acquisition of the California Properties and higher oil and gas prices.

Gas plant revenues of approximately $8.5 million and $6.3 million are reflected in the three months ended September 30, 1996 and 1995, respectively. The 35% increase in gas plant revenues is primarily due to increased natural gas liquids prices.

Pipeline and other revenues for the three months ended September 30, 1996 were $2.4 million, or 50% higher than pipeline and other revenues of $1.6 million for the same period in 1995, primarily due to increased throughput on the Illini pipeline resulting from additional transportation contracts.

Expenses
--------

Lease operating expenses for the three months ended September 30, 1996 totaled $29.1 million, or 316% higher than $7.0 million for the three months ended September 30, 1995, primarily due to the acquisition of the California Properties. Lease operating expenses per barrel of oil equivalent were $5.06 in the third quarter of 1996, compared to $3.25 in the same period in 1995, due primarily to higher lifting costs associated with the California Properties.

Plant operating expenses were approximately $7.1 million for the three months ended September 30, 1996 as compared to $5.7 million for the three months ended September 30, 1995. The 25% increase in gas plant expenses in 1996 over 1995 is due primarily to increased liquids settlements under percent of proceeds contracts resulting from higher natural gas and natural gas liquids prices.

Pipeline and other operating expenses for the three months ended September 30, 1996 were $2.2 million, or 120% higher than pipeline and other operating expenses of $1.0 million for the same period in 1995, which is primarily attributable to increased tariffs on the Illini pipeline due to additional transportation contracts.

Depreciation, depletion and amortization of $23.0 million for the three months ended September 30, 1996 reflects a 137% increase from $9.7 million in the same period in 1995 due to increased production volumes resulting from the acquisition of the California Properties, partially offset by a decreased depletion rate per barrel of oil equivalent caused by an increase in estimated proved oil and gas reserves.

General and administrative expenses totaled $6.4 million and $2.4 million in the three months ended September 30, 1996 and 1995, respectively. The 167% increase is due primarily to the increase in management fees resulting from significant growth in the assets of the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Interest expense increased to $9.6 million for the three months ended September 30, 1996 from $4.0 million in the same period of 1995. The increase in interest expense is the result of increased borrowings under the new credit facility as well as the issuance of $160 million, 9.5% Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties.

Net Income
----------

Net income of $8.0 million was generated for the three months ended September 30, 1996 as compared to net income of $1.7 million in the same period of 1995. Earnings available to common stockholders totaled $7.8 million after deductions for preferred stock dividends for the three months ended September 30, 1996 versus $1.3 million for the same period in 1995.

Results of Operations (Nine months ended September 30, 1996 and 1995)
---------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                        Nine Months
                                                    Ended September 30,
                                                   --------------------              %
                                                                                 Increase/
                                                      1996           1995       (Decrease)
                                                   -----------      -------     -----------
Production:
     Oil and condensate (MBBLS)...............        9,051        2,921           210%
     Natural gas (MMCF).......................       25,245       22,429            13%
     Natural gas liquids (MMBBLS).............          205          ---           100%

Average Sales Price:
     Oil and condensate.......................      $ 15.38      $ 14.45             6%
     Natural gas/(1)/.........................      $  1.92      $  1.52            26%

Average unit production cost/(2)/ per BOE.....      $  4.94      $  3.23            53%
Average unit depletion rate per BOE-Domestic..      $  4.06      $  5.01           (19%)
Average unit depletion rate per BOE-Congo.....      $   .75      $   .75           ---

/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Revenues
--------

Oil and gas revenues for the nine months ended September 30, 1996 were $188.4 million, or 144% higher than oil and gas revenues of $77.1 million for the same period in 1995. The increase in oil and gas revenues was attributable primarily to production from the California Properties and higher oil and gas prices.

Gas plant revenues of approximately $23.3 million and $20.6 million are reflected in the nine months ended September 30, 1996 and 1995, respectively. The 13% increase in gas plant revenues is primarily due to increased natural gas liquids prices.

Pipeline and other revenues for the nine months ended September 30, 1996 were approximately $5.8 million, or 4% higher than pipeline and other revenues of approximately $5.6 million for the same period in 1995. The increase is primarily due to increased throughput on the Illini pipeline due to additional transportation contracts.

Expenses
--------

Lease operating expenses for the nine months ended September 30, 1996 totaled $66.5 million, compared to $21.5 million for the same period in 1995. Lease operating expenses per BOE were $4.94 in the first nine months of 1996 compared to $3.23 in the same period in 1995 due primarily to higher lifting costs associated with the California Properties.

Plant operating expenses of $19.6 million are reflected in the nine months ended September 30, 1996 as compared to $17.0 million for the nine months ended September 30, 1995. The 15% increase in gas plant expenses in 1996 compared to 1995 primarily relates to increased liquids settlements under percent of proceeds contracts resulting from higher natural gas and natural gas liquids prices.

Pipeline and other operating expenses for the nine months ended September 30, 1996 were $5.0 million, or 43% higher than pipeline operating expenses of approximately $3.5 million for the same period in 1995, primarily due to increased natural gas and natural gas liquids prices, as well as to the increased tariffs on the Illini pipeline caused by increased throughput.

Depreciation, depletion and amortization of $54.5 million for the nine months ended September 30, 1996 reflects an increase of 69% from $32.3 million in the same period in 1995 due to increased oil and gas production volumes resulting from the acquisition of the California Properties, partially offset by a decreased depletion rate per barrel of oil equivalent caused by an increase in estimated proved oil and gas reserves.

General and administrative expenses totaled $14.9 million and $7.4 million in the nine months ended September 30, 1996 and 1995, respectively. The 101% increase in general and administrative expense is due primarily to the increase in management fees resulting from significant growth in the assets of the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


Interest expense increased to $25.8 million for the nine months ended September 30, 1996 from $11.8 million in the same period of 1995. The increase in interest expense is the result of increased borrowings under the new credit facility as well as the issuance of $160 million, 9.5% Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties. Additionally, the Company entered into a bridge commitment in relation to the acquisition of the California Properties. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment was expensed in the second quarter of 1996.

Net Income
----------

Net income of approximately $19.4 million was generated for the nine months ended September 30, 1996, as compared to net income of $6.4 million in the same period of 1995. Earnings available to common stockholders totaled $18.6 million after deductions for preferred stock dividends for the nine months ended September 30, 1996 versus $5.2 million for the same period in 1995.

                             NUEVO ENERGY COMPANY
                             --------------------

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          None.

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION
-------   -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          a.   Exhibits

               None

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

                                      NUEVO ENERGY COMPANY
                                      --------------------
                                              (Registrant)



Date:  November 12,  1996             By: /s/  Michael D. Watford
       -----------------------------      -----------------------------
                                          Michael  D. Watford
                                          President, Chief Executive
                                          Officer and Chief Operating
                                          Officer


Date:  November 12, 1996              By: /s/  Robert M. King
       -----------------------------      ------------------------------
                                          Robert M. King
                                          Chief Financial Officer