Form 10-Q
period 1997-03-31
NUEVO ENERGY CO
filed 1997-05-15
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                   ---------------

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 ________ to _________

Commission File Number     1-10537
                       -----------

                             NUEVO ENERGY COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        76-0304436
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

 1331 Lamar, Suite 1650, Houston, Texas                        77010
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  713/652-0706
                                                   --------------

                            Not Applicable
  -------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---


As of May 6, the number of outstanding shares of the Registrant's common stock was 20,202,137.

                             NUEVO ENERGY COMPANY
                             --------------------

                                     INDEX
                                     -----
                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements


         Condensed Consolidated Balance Sheets:
           March 31, 1997 (Unaudited) and December 31, 1996.............  3
         Condensed Consolidated Statements of Operations (Unaudited):
           Three months ended March 31, 1997 and March 31, 1996.........  5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
           Three months ended March 31, 1997 and March 31, 1996.........  6
         Notes to Condensed Consolidated Financial Statements
           (Unaudited)..................................................  8


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 12


PART II. OTHER INFORMATION.............................................. 18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                             NUEVO ENERGY COMPANY
                             --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS
                                    ------


                                              March 31, 1997   December 31, 1996
                                              ---------------  -----------------
                                                (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents..................      $    8,685          $   13,636
 Accounts receivable........................          51,178              37,595
 Product inventory..........................           2,139               2,731
 Due from affiliates........................             ---               5,609
 Prepaid expenses and other.................           4,253               4,067
                                                  ----------          ----------
   Total current assets.....................          66,255              63,638
                                                  ----------          ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land.......................................          49,696              49,696
 Buildings and improvements.................           5,304               5,304
 Oil and gas properties (full cost method)..       1,082,594           1,031,057
 Pipeline and other facilities..............          47,136              46,887
 Gas plant facilities.......................          42,172              41,694
                                                  ----------          ----------

                                                   1,226,902           1,174,638
 Accumulated depreciation, depletion and
   amortization.............................        (416,817)           (392,977)
                                                  ----------          ----------
                                                     810,085             781,661
                                                  ----------          ----------


OTHER ASSETS................................          18,147              18,504
                                                  ----------          ----------

                                                  $  894,487          $  863,803
                                                  ==========           =========


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------

               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
               -------------------------------------------------

                            (AMOUNTS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                                   March 31, 1997   December 31,1996
                                                                                                   ---------------  ----------------
                                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable...............................................................................        $ 13,751           $ 18,720

  Accrued interest...............................................................................          10,347              4,736

  Accrued liabilities............................................................................          32,942             11,236

  Due to affiliates..............................................................................           3,698                ---

  Current maturities of long-term debt...........................................................           4,863              5,408
                                                                                                         --------           --------

     Total current liabilities...................................................................          65,601             40,100
                                                                                                         --------           --------


OTHER LONG-TERM LIABILITIES......................................................................           4,046              3,864


DEFERRED REVENUE.................................................................................           3,878              4,828


LONG-TERM DEBT, NET OF CURRENT MATURITIES........................................................         264,476            287,038


DEFERRED TAXES...................................................................................          43,940             35,153


MINORITY INTEREST................................................................................             690                704


GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S CONVERTIBLE DEBENTURES
(TECONS).........................................................................................         115,000            115,000


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 50,000,000 shares authorized, 20,201,637 and 19,852,478 shares
     issued and outstanding at March 31, 1997 and December 31, 1996, respectively................             202                199


  Additional paid-in capital.....................................................................         346,117            340,126

  Retained earnings..............................................................................          50,537             36,791
                                                                                                         --------           --------

      Total stockholders' equity.................................................................         396,856            377,116
                                                                                                         --------           --------


                                                                                                         $894,487           $863,803
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

                             NUEVO ENERGY COMPANY
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1997            1996
                                               ---------------  -------------

REVENUES:
 Oil and gas revenues........................        $ 91,113        $25,587
 Gas plant revenues..........................           8,824          7,022
 Pipeline and other revenues.................           1,497          1,702
 Interest and other income...................             591            114
                                                     --------        -------
                                                      102,025         34,425
                                                     --------        -------

COSTS AND EXPENSES:
 Lease operating expenses....................          30,759          6,133
 Gas plant operating expenses................           7,871          5,591
 Pipeline and other operating expenses.......           1,326          1,224
 Depreciation, depletion and
   amortization..............................          22,244          8,060
 General and administrative expenses.........           8,235          3,057
 Interest expense............................           6,745          3,738
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...........           1,615            ---
 Other expense...............................             249             18
                                                     --------        -------
                                                       79,044         27,821
                                                     --------        -------

Income before income taxes and minority
 interest....................................          22,981          6,604

Provision for income taxes...................           9,249          2,417

Minority interest............................             (14)           (14)
                                                     --------        -------

NET INCOME...................................        $ 13,746        $ 4,201
                                                     ========        =======

Dividends on preferred stock.................             ---            265
                                                     --------        -------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS....        $ 13,746        $ 3,936
                                                     ========        =======

Earnings per common and common equivalent
 share.......................................        $    .66        $   .32
                                                     ========        =======

Average common and common equivalent shares
 outstanding.................................          20,880         12,212
                                                     ========        =======


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1997       1996
                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income....................................  $ 13,746   $  4,201
 Adjustments to reconcile net income to
   net cash provided by operating activities:..
    Depreciation, depletion and amortization...    22,244      8,060
    Amortization of other costs................       406         93
    Deferred revenues..........................      (950)    (1,148)
    Deferred taxes.............................     8,787      1,934
    Minority interest..........................       (14)       (14)
    Stock bonus awards.........................       646        ---
                                                 --------   --------
                                                   44,865     13,126
 Change in assets and liabilities:
   Accounts receivable.........................   (13,583)       767
   Accounts payable and accrued liabilities....    22,348      6,091
   Due from/(to) affiliates....................     9,307     (1,879)
   Other.......................................       549     (3,744)
                                                 --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES......    63,486     14,361
                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties..........   (51,537)   (10,866)
  Additions to gas plant facilities............      (478)      (218)
  Additions to pipeline and other facilities...      (249)        25
  Proceeds from sales of properties............     1,610      2,409
  Other........................................       ---    (10,000)
                                                 --------   --------

NET CASH (USED IN) INVESTING ACTIVITIES........   (50,654)   (18,650)
                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.....................       ---     16,000
  Payments of long-term debt...................   (23,128)    (9,620)
  Preferred stock dividends....................       ---       (265)
  Proceeds from issuance of common stock.......     5,345        947
                                                 --------   --------

NET CASH (USED IN)/PROVIDED BY FINANCING
 ACTIVITIES....................................   (17,783)     7,062
                                                 --------   --------

  Net (decrease)/increase in cash and cash
   equivalents.................................    (4,951)     2,773
  Cash and cash equivalents at beginning of
   period......................................    13,636      5,765
                                                 --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....  $  8,685   $  8,538
                                                 ========   ========

                             NUEVO ENERGY COMPANY
                             --------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
          -----------------------------------------------------------
                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)


                                             Three Months Ended March 31,
                                             ----------------------------
                                                1997             1996
                                               ------           ------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
    Interest (net of amounts capitalized)...  $  1,864         $   1,072

    Income taxes............................  $    ---         $     ---




    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

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

   RECLASSIFICATIONS
   -----------------

   Certain reclassifications of prior year amounts have been made to conform with current reporting practices.

       ----------------------------------------------------------------
                                  (UNAUDITED)


2. INDUSTRY SEGMENT INFORMATION
   ----------------------------

   The Company's operations are concentrated primarily in two segments; the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations.

                                                  For the Three Months Ended
                                                  --------------------------
                                                   March 31,     March 31,
                                                      1997          1996
                                                  ------------  ------------
     Sales to unaffiliated customers:
       Oil and gas(1)...........................      $ 91,113       $25,587
       Gas plant, pipelines and other...........        10,321         8,724
                                                      --------       -------
     Total sales................................       101,434        34,311
       Other revenues...........................           591           114
                                                      --------       -------
     Total revenues.............................      $102,025       $34,425
                                                      ========       =======

     Operating profit before income taxes:
       Oil and gas(1)...........................      $ 39,207       $11,770
       Gas plant, pipelines and other...........           197         1,008
                                                      --------       -------
                                                        39,404        12,778

     Unallocated corporate expenses.............         8,063         2,436
     Interest expense...........................         6,745         3,738
     Dividends on Guaranteed Beneficial
      Interests in Company's Convertible
      Debentures (TECONS).......................         1,615           ---
                                                      --------       -------
     Income before income taxes and
       minority interest........................      $ 22,981       $ 6,604
                                                      ========       =======

     Depreciation, depletion and amortization:
       Oil and gas..............................      $ 21,147       $ 7,125
       Gas plant, pipelines and other...........           927           901
                                                      --------       -------
                                                      $ 22,074       $ 8,026
                                                      ========       =======

(1) Oil and gas sales and operating profit before income taxes include revenues associated with gas plant facilities in California, which process immaterial amounts of third party gas.

       ----------------------------------------------------------------
                                  (UNAUDITED)


3.  ACCOUNTING PRONOUNCEMENTS
    -------------------------

   Statement of Financial Accounting Standard No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. This statement addresses the computation, presentation, and disclosure requirements for earnings per share. This statement will be implemented by the Company in the fourth quarter of 1997.

   If this Statement had been implemented by the Company effective January 1, 1997, basic and fully diluted earnings per share for the three months ended March 31, 1997 would have been $.68 and $.66, respectively. Basic and fully diluted earnings per share for the three months ended March 31, 1996 would have been $.34 and $.32, respectively.

4.   PROPERTIES AND EQUIPMENT
     ------------------------

   In March 1997, Nuevo Ghana, Inc., a wholly-owned subsidiary of the Company, signed a petroleum agreement with the Republic of Ghana and the Ghana National Petroleum Corporation for petroleum rights covering approximately
   1.7 million acres offshore of Ghana in the East Cape Three Points Prospect area. Nuevo is the operator with a 75% working interest and a third party holds the remaining 25% working interest. Plans for 1997 include reprocessing existing seismic and shooting additional seismic in preparation for drilling the first exploration well in 1998.

5.  FINANCING ACTIVITIES
    --------------------

   The 12 1/2% Senior Subordinated Notes due June 15, 2000 (the "Notes") issued by the Company are redeemable on or after June 15, 1997, under certain conditions. The Company has notified the Trustee of the Indenture governing the Notes of its intent to redeem these Notes on Monday, June 16, 1997. The Company will use its credit facility to fund the redemption.

6.  STOCKHOLDERS' EQUITY
    --------------------

   In March 1997, the Company adopted a Shareholder Rights Plan (the "Plan") to protect the Company's shareholders from coercive or unfair takeover tactics. Under the Plan, each outstanding share and each share of subsequently issued Common Stock has attached to it one Right. Generally, in the event a person or group ("Acquiring Person") acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock without the prior consent of the Company, or the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise at the exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market price of two times the exercise price of the Right. The Company may redeem each Right for $.01 at any time before a person or group becomes an Acquiring Person without prior approval. The Rights will expire on March 21, 2007, subject to earlier redemption by the Board of Directors of the Company.

       ----------------------------------------------------------------
                                  (UNAUDITED)


   In March 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to insure that such losses will not be claimed. The Company's potential direct liability could be as much as $54.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $72.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

8.  SUBSEQUENT EVENT
    ----------------

   On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which holds a 66.7% investment in the Benedum Plant System, for net proceeds of $18.8 million, plus the extinguishment of a related loan facility with a balance of approximately $6.0 million at the date of sale. The effective date of the sale is January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility.

                              NUEVO ENERGY COMPAY
                              -------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   Forward Looking Statements
   --------------------------

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

   Capital Resources and Liquidity
   -------------------------------

   Since the formation of the Company, management's strategy has been to purchase and develop producing oil and gas properties, participate in gas processing, gas gathering and pipeline investments and to participate selectively in exploration activities. The funding of these activities was provided by operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $63.5 million and $14.4 million for the three months ended March 31, 1997 and 1996, respectively. The Company invested $51.5 million and $10.9 million in oil and gas properties for the three months ended March 31, 1997 and 1996 respectively. The Company also has $1.0 million of working capital and unused commitments under the revolving credit line of $269.0 million, subject to borrowing base determination. The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which holds a 66.7% investment in the Benedum Plant System, for net proceeds of $18.8 million. The effective date of the sale is January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility, plus the extinguishment of a related loan facility with a balance of approximately $6.0 million at the date of sale.

                              NUEVO ENERGY COMPAY
                              -------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   Capital Expenditures
   --------------------

   The Company has identified substantial development and exploitation opportunities for 1997, which it believes offer meaningful opportunities to grow reserves and increase production. The Company anticipates spending an additional $75.0 million on development activities during the remainder of 1997, primarily in California and in the Congo.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in California and the onshore Gulf Coast region. The Company anticipates spending an additional $11.0 million during 1997 on exploration projects.

   Financing Activities
   --------------------

   The 12 1/2% Senior Subordinated Notes due June 15, 2000 (the "Notes") issued by the Company are redeemable on or after June 15, 1997, under certain conditions. The Company has notified the Trustee of the Indenture governing the Notes of its intent to redeem these Notes on Monday, June 16, 1997. The Company will use its credit facility to fund the redemption.

   Gas Balancing
   -------------

   It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions is not anticipated to adversely impact the financial condition of the Company in the near term.

   Derivative Financial Instruments
   --------------------------------

   Commodity derivatives utilized as hedges include futures and swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at March 31, 1997 or 1996.

   As a result of hedging transactions, oil and gas revenues were reduced by $1.8 million in the first quarter of 1997.

   For the period July 1997 through December 1997, the Company has purchased put option contracts on 19,100 barrels per day of West Texas Intermediate Crude at a strike price of $19.00 per barrel. The total cost of these options was $1.8 million, which will be amortized into revenue over the six month term beginning July 1997. The effect of these put options is to establish a floor price on a large percentage of the Company's estimated oil production in the 3rd and 4th quarters.

                              NUEVO ENERGY COMPAY
                              -------------------
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

   Accounting Pronouncements
   -------------------------

   Statement of Financial Accounting Standard No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. This statement addresses the computation, presentation, and disclosure requirements for earnings per share. This Statement will be implemented by the Company in the fourth quarter of 1997.

   If this Statement had been implemented by the Company effective January 1, 1997, basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.68 and $.66, respectively. Basic and fully diluted earnings per share for the three months ended March 31, 1996 would have been $.34 and $.32, respectively.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to insure that such losses will not be claimed. The Company's potential direct liability could be as much as $54.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $72.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

                              NUEVO ENERGY COMPAY
                              -------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


Results of Operations (Three months ended March 31, 1997, and 1996)
-------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                 Three Months
                                                Ended March 31,       %
                                                ---------------   Increase/
                                                 1997     1996   (Decrease)
                                                -------  ------  -----------
Production:
     Oil and condensate (MBBLS)...............    4,148     891        366%
     Natural gas (MMCF).......................    8,954   5,835         53%
     Natural gas liquids (MBBLS)..............       63      15        320%

Average Sales Price:
     Oil and condensate.......................   $16.58  $15.97          4%
     Natural gas..............................   $ 2.24  $ 1.90         18%

Average unit production cost/(1)/ per BOE.....   $ 5.39  $ 3.26         65%
Average unit depletion rate per BOE-Domestic..   $ 3.94  $ 4.50        (12%)
Average unit depletion rate per BOE-Congo.....   $  .75  $  .75        ---

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                              NUEVO ENERGY COMPAY
                              -------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Revenues
--------

Oil and gas revenues for the three months ended March 31, 1997 were $91.1 million, or 256% higher than oil and gas revenues of $25.6 million for the same period in 1996 due to the acquisition of certain upstream oil and gas properties located onshore and offshore California (the "California Properties") in April 1996, as well as higher oil and gas prices during the period.

Gas plant revenues of approximately $8.8 million and $7.0 million are reflected in the three months ended March 31, 1997 and 1996, respectively. The 26% increase in gas plant revenues is primarily due to increased natural gas liquids prices.

Pipeline and other revenues for the three months ended March 31, 1997 were $1.5 million, or 12% lower than pipeline and other revenues of $1.7 million for the same period in 1996, primarily due to the sale of the West Delta 152 pipeline during July 1996.

Expenses
--------

Lease operating expenses for the three months ended March 31, 1997 totaled $30.8 million, or 405% higher than $6.1 million for the three months ended March 31, 1996, primarily due to the acquisition of the California Properties. Lease operating expenses per barrel of oil equivalent were $5.39 in the first quarter of 1997, compared to $3.26 in the same period in 1996, due primarily to higher lifting costs associated with the California Properties, as well as higher steam costs due to higher gas prices during the period.

Plant operating expenses were approximately $7.9 million for the three months ended March 31, 1997 as compared to $5.6 million for the three months ended March 31, 1996. The 41% increase in gas plant expenses in 1997 over 1996 is due primarily to increased payments for liquids settlements under percent of proceeds contracts resulting from higher natural gas liquids prices.

Pipeline and other operating expenses for the three months ended March 31, 1997 were $1.3 million, or 8% higher than pipeline and other operating expenses of $1.2 million for the same period in 1996, which is primarily attributable to increased costs on the gas storage facility.

Depreciation, depletion and amortization of $22.2 million for the three months ended March 31, 1997 reflects a 174% increase from $8.1 million in the same period in 1996 due to increased production volumes resulting from the acquisition of the California Properties, partially offset by a decreased depletion rate per barrel of oil equivalent caused by an increase in estimated proved oil and gas reserves.

General and administrative expenses totaled $8.2 million and $3.1 million in the three months ended March 31, 1997 and 1996, respectively. The 165% increase is due primarily to the increase in management fees resulting from significant growth in the assets of the Company, as well as additional general and administrative costs associated with the acquisition of the California Properties.

                              NUEVO ENERGY COMPAY
                              -------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Interest expense increased to $6.7 million for the three months ended March 31, 1997 from $3.7 million in the same period of 1996. The increase in interest expense is the result of increased borrowings under the new credit facility as well as the issuance of $160.0 million, 9.5% Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties.

Net Income
----------

Net income of $13.7 million was generated for the three months ended March 31, 1997 as compared to net income of $4.2 million in the same period of 1996. Earnings available to common stockholders totaled $13.7 million for the three months ended March 31, 1997 versus $3.9 million for the same period in 1996.

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

                                   NUEVO ENERGY COMPANY
                                   --------------------
                                              (Registrant)



Date:  May 14,  1997               By:/s/  Michael D. Watford
       ------------------------       -----------------------------------
                                      Michael  D. Watford
                                      President, Chief Executive Officer
                                      and Chief Operating Officer


Date:  May 14, 1997                By:/s/  Robert M. King
       ------------------------       ------------------------------------
                                      Robert M. King
                                      Chief Financial Officer