Form 10-Q
period 1997-06-30
NUEVO ENERGY CO
filed 1997-08-13
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 ________ to _________

Commission File Number     1-10537
                       ---------------------------------------------------------

                             NUEVO ENERGY COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                           76-0304436
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                         Identification Number)

    1331 Lamar, Suite 1650, Houston, Texas                             77010
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  713/652-0706
                                                   -----------------------------

                                Not Applicable
 -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No
                               -------           ----

As of August 5, the number of outstanding shares of the Registrant's common stock was 19,664,546.

                              NUEVO ENERGY COMPANY
                              --------------------

                                     INDEX
                                     -----

                                                                PAGE
                                                               NUMBER
                                                               ------

PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets:
 June 30, 1997 (Unaudited) and December 31, 1996..............    3
Condensed Consolidated Statements of Operations (Unaudited):
 Three and six months ended June 30, 1997 and
  June 30, 1996...............................................    5
Condensed Consolidated Statements of Cash Flows (Unaudited):
 Six months ended June 30, 1997 and
  June 30, 1996...............................................    7
Notes to Condensed Consolidated Financial Statements
 (Unaudited)..................................................    9

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................   15

PART II.  OTHER INFORMATION...................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                     ASSETS
                                     ------

                                              June 30, 1997   December 31, 1996
                                              --------------  ------------------
                                               (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents..................     $    4,874          $   13,636
 Accounts receivable........................         40,660              43,204
 Product inventory..........................          2,824               2,731
 Prepaid expenses and other.................          2,837               4,067
                                                 ----------          ----------
   Total current assets.....................         51,195              63,638
                                                 ----------          ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land.......................................         49,696              49,696
 Buildings and improvements.................          5,435               5,304
 Oil and gas properties (full cost method)..      1,133,540           1,031,057
 Pipeline and other facilities..............         47,653              46,887
 Gas plant facilities.......................         15,000              41,694
                                                 ----------          ----------
                                                  1,251,324           1,174,638
 Accumulated depreciation, depletion and
   amortization.............................       (434,620)           (392,977)
                                                 ----------          ----------
                                                    816,704             781,661
                                                 ----------          ----------

OTHER ASSETS................................         16,121              18,504
                                                 ----------          ----------

                                                 $  884,020          $  863,803
                                                 ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                             (Amounts in Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                June 30, 1997  December 31, 1996
                                                                -------------- -----------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts payable............................................      $ 10,184         $ 18,720
  Accrued interest............................................         3,943            4,736
  Accrued liabilities.........................................        18,647           11,236
  Current maturities of long-term debt........................         3,716            5,408
                                                                    --------         --------
     Total current liabilities................................        36,490           40,100
                                                                    --------         --------

OTHER LONG-TERM LIABILITIES...................................         2,969            3,864

DEFERRED REVENUE..............................................         3,136            4,828

LONG-TERM DEBT, NET OF CURRENT MATURITIES.....................       294,292          287,038

DEFERRED TAXES................................................        48,066           35,153

MINORITY INTEREST.............................................           699              704

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
 CONVERTIBLE DEBENTURES (TECONS)..............................       115,000          115,000

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares authorized,
 19,664,046 and 19,852,478 shares issued and outstanding
 at June 30, 1997 and December 31, 1996, respectively.........           202              199
  Additional paid-in capital..................................       347,807          340,126
  Treasury stock, at cost, 542,491 shares.....................       (21,173)             ---
  Retained earnings...........................................        56,532           36,791
                                                                    --------         --------
      Total stockholders' equity..............................       383,368          377,116
                                                                    --------         --------
                                                                    $884,020         $863,803
                                                                    ========         ========

    See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      1997              1996
                                                    --------          --------
REVENUES:
  Oil and gas revenues............................  $79,206           $83,484
  Gas plant revenues..............................    2,773             7,776
  Pipeline and other revenues.....................    1,240             1,643
  Gain on sale of asset...........................    3,039               ---
  Interest and other income.......................      351               612
                                                    -------           -------
                                                     86,609            93,515
                                                    -------           -------
COSTS AND EXPENSES:
  Lease operating expenses........................   28,602            29,849
  Gas plant operating expenses....................    2,349             6,863
  Pipeline and other operating expenses...........      975             1,557
  Depreciation, depletion and amortization........   22,628            23,473
  General and administrative expenses.............    3,816             3,017
  Management fees.................................    4,200             3,811
  Interest expense................................    7,263            12,445
  Dividends on Guaranteed Preferred
    Beneficial Interests in Company's
    Convertible Debentures (TECONS)...............    1,655               ---
Other expense.....................................       10                31
                                                    -------           -------
                                                     71,498            81,046
                                                    -------           -------
Income before income taxes, minority interest,
 and extraordinary item...........................   15,111            12,469

Provision for income taxes........................    6,083             5,308
Minority interest.................................        9               (27)
                                                    -------           -------

Income before extraordinary item..................  $ 9,019           $ 7,188
                                                    =======           =======

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..............    3,024               ---
                                                    -------           -------

NET INCOME........................................  $ 5,995           $ 7,188
                                                    =======           =======

Dividends on Preferred Stock......................      ---               264
                                                    -------           -------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS.........  $ 5,995           $ 6,924
                                                    =======           =======

Earnings per common and common equivalent share:
  Earnings before extraordinary item..............  $   .45           $   .38
  Extraordinary item (net of tax benefit).........     (.15)              ---
                                                    -------           -------

   Net earnings...................................  $   .30           $   .38
                                                    =======           =======

Earnings per common and common equivalent
 share assuming full dilution.....................  $   .30           $   .37
                                                    =======           =======

Average common and common equivalent shares
 outstanding......................................   20,298            18,292
                                                    =======           =======

Average common and common equivalent shares
  outstanding assuming full dilution..............   20,298            19,579
                                                    =======           =======

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1997           1996
                                                    -------------  ------------
REVENUES:
 Oil and gas revenues.............................      $170,319      $109,071
 Gas plant revenues...............................        11,597        14,798
 Pipeline and other revenues......................         2,737         3,345
 Gain on sale of asset............................         3,039           ---
 Interest and other income........................           942           726
                                                        --------      --------
                                                         188,634       127,940
                                                        --------      --------
COSTS AND EXPENSES:
 Lease operating expenses.........................        59,361        35,982
 Gas plant operating expenses.....................        10,220        12,454
 Pipeline and other operating expenses............         2,301         2,781
 Depreciation, depletion and amortization.........        44,872        31,533
 General and administrative expenses..............         7,956         4,316
 Management fees..................................         8,295         5,569
 Interest expense.................................        14,008        16,183
 Dividends on Guaranteed Preferred Beneficial
   Interests in Company's convertible
   debentures (TECONS)............................         3,270           ---
 Other expense....................................           259            49
                                                        --------      --------
                                                         150,542       108,867
                                                        --------      --------
Income before income taxes, minority
 interest, and extraordinary item.................        38,092        19,073

Provision for income taxes........................        15,332         7,725
Minority interest.................................            (5)          (41)
                                                        --------      --------

Income before extraordinary item..................      $ 22,765      $ 11,389
                                                        ========      ========

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..............         3,024           ---
                                                        --------      --------

NET INCOME........................................      $ 19,741      $ 11,389
                                                        ========      ========

Dividends on Preferred Stock......................           ---           529
                                                        --------      --------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS.........      $ 19,741      $ 10,860
                                                        ========      ========

Earnings per common and common equivalent share:
 Earnings before extraordinary item...............      $   1.11      $    .71
 Extraordinary item (net of tax benefit)..........          (.15)          ---
                                                        --------      --------

   Net earnings...................................      $    .96      $    .71
                                                        ========      ========

Earnings per common and common equivalent
  share assuming full dilution....................      $    .96      $    .68
                                                        ========      ========

Average common and common equivalent
  shares outstanding..............................        20,572        15,260
                                                        ========      ========

Average common and common equivalent shares
  outstanding assuming full dilution..............        20,572        16,647
                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1997           1996
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income......................................     $  19,741     $  11,389
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization....        44,872        31,533
      Amortization of other costs.................           821           187
      Gain on sale of asset.......................        (3,039)          ---
      Extraordinary loss on early extinguishment
       of debt, net of income tax benefit.........         3,024           ---
      Deferred revenues...........................        (1,692)       (2,189)
      Deferred taxes..............................        14,982         7,725
      Minority interest...........................            (5)          (41)
      Stock bonus awards..........................           646           ---
                                                       ---------     ---------
                                                          79,350        48,604
  Change in assets and liabilities:
    Accounts receivable...........................           654       (43,625)
    Accounts payable and accrued liabilities......           594        42,146
    Minority interest distributions...............           ---          (160)
    Other.........................................           307        (8,592)
                                                       ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.........        80,905        38,373
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties.............      (102,482)     (481,958)
  Additions to gas plant facilities...............          (704)         (603)
  Additions to pipeline and other facilities......          (897)      (49,540)
  Proceeds from sale of gas plant.................        24,992           ---
  Proceeds from sales of properties...............         2,150        28,793
                                                       ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES.............       (76,941)     (503,308)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings........................       140,500       408,000
  Payments of long-term debt......................      (135,651)      (74,608)
  Premium to retire long-term debt................        (3,440)          ---
  Proceeds from sale of put options...............         1,630           ---
  Treasury stock purchase.........................       (21,173)          ---
  Preferred stock dividends.......................           ---          (529)
  Proceeds from issuance of common stock..........         5,408       136,988
                                                       ---------     ---------

NET CASH (USED IN)/PROVIDED BY FINANCING
  ACTIVITIES......................................       (12,726)      469,851
                                                       ---------     ---------

  Net (decrease)/increase in cash and cash
    equivalents...................................        (8,762)        4,916
  Cash and cash equivalents at beginning of
    period........................................        13,636         5,765
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........     $   4,874     $  10,681
                                                       =========     =========

                              NUEVO ENERGY COMPANY
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (Unaudited)
                 (Amounts in Thousands, Except per Share Data)


                             (AMOUNTS IN THOUSANDS)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1997             1996
                                                      --------         --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
      Interest (net of $1,661 capitalized
      during six months ended June 30, 1997).........  $15,366          $12,094

      Income taxes...................................  $   350          $   ---



    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas and crude oil. Commodity derivatives utilized as hedges include futures and swap contracts, which are used to hedge natural gas, and option contracts, which are used to hedge oil. Natural gas basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the natural gas field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred and amortized over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1997 or December 31, 1996. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $.1 million and decreased by $.9 million in the second quarter of 1997 and 1996, respectively. During the first six months of 1997 and 1996, oil and gas revenues were reduced by $1.7 million and $1.1 million, respectively, as a result of these transactions.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

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

                                                   For the Six Months Ended
                                                   ------------------------
                                                   June 30,        June 30,
                                                     1997            1996
                                                   --------        --------
      Sales to unaffiliated customers:
         Oil and gas/(1)/........................  $170,319        $109,071
         Gas plant, pipelines and other..........    14,334          18,143
                                                   --------        --------
      Total sales................................   184,653         127,214
         Gain on sale of asset...................     3,039             ---
         Other revenues..........................       942             726
                                                   --------        --------
      Total revenues.............................  $188,634        $127,940
                                                   ========        ========

      Operating profit before income taxes:
         Oil and gas/(1)/........................  $ 68,060        $ 43,571
         Gas plant, pipelines and other..........       180             959
                                                   --------        --------
                                                     68,240          44,530

      Unallocated corporate expenses.............    12,870           9,274
      Interest expense...........................    14,008          16,183
      Dividends on Guaranteed Beneficial
        Interests in Company's Convertible
        Debentures (TECONS)......................     3,270             ---
                                                   --------        --------
      Income before income taxes, minority
         interest, and extraordinary item........  $ 38,092        $ 19,073
                                                   ========        ========

      Depreciation, depletion and amortization:
         Oil and gas.............................  $ 42,898        $ 29,518
         Gas plant, pipelines and other..........     1,633           1,949
                                                   --------        --------
                                                   $ 44,531        $ 31,467
                                                   ========        ========

/(1)/ Oil and gas sales and operating profit before income taxes include revenues associated with gas plant facilities in California, which process immaterial amounts of third party gas.

       ----------------------------------------------------------------
                                  (Unaudited)

3. ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standard No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. This statement addresses the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Proforma EPS, as if the Company adopted SFAS No. 128 on January 1, of each period presented, are as follows:

               For the Three Months Ended          For the Six Months Ended
               --------------------------          ------------------------
               June 30,          June 30,          June 30,         June 30,
                1997              1996              1997             1996
               --------          --------          --------         --------

Basic EPS....   $ .30             $ .39             $ .99             $ .74
Diluted EPS..   $ .30             $ .37             $ .96             $ .68


4. PROPERTIES AND EQUIPMENT

   In March 1997, Nuevo Ghana, Inc., a wholly-owned subsidiary of the Company, signed a petroleum agreement (the "Agreement") with the Republic of Ghana and the Ghana National Petroleum Corporation for petroleum rights covering approximately 1.7 million acres offshore of Ghana in the East Cape Three Points Prospect area. The Company is the operator with a 75% working interest and a third party holds the remaining 25% working interest. Plans for the remainder of 1997 include reprocessing existing seismic and shooting additional seismic in preparation for drilling the first exploration well in 1998. This Agreement was ratified by the Parliment in Ghana on August 1, 1997.

5. FINANCING ACTIVITIES

   On June 16, 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.

   In connection with the sale of its interest in NuStar Joint Venture, the Company used a portion of the proceeds from the sale, $5.9 million, to repay the project financing associated with the Benedum Gas Plant.

   The borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased during the quarter, from $289.0 million to $330.0 million.

       ----------------------------------------------------------------
                                  (Unaudited)

6. STOCKHOLDERS' EQUITY

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

   In March 1997, the Board of Directors of the Company authorized the open market repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996.

   In May 1997, the Company sold put options on its Common Stock to a third party. The options give the purchaser the right to sell the Company 500,000 shares of its Common Stock. The contract gives the Company the choice of net cash, net share, or physical settlement. Any repurchased shares will be treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions which is reflected as additional paid-in capital on the balance sheet.

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices. Stock acquired at a discount will be restricted for a two-year period, and the Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership will be based on multiples of base salary and will be administered by the Compensation Committee of the Board of Directors. Initially, the Plan will apply to all executives at a level of Vice-President and above.

       ----------------------------------------------------------------
                                  (Unaudited)

7. CONTINGENCIES

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

   The Company's international investments involve risks typically associated with investments in emerging markets such as uncertain political, economic, legal and tax environments and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance the Company will be successful in so protecting itself.

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

8. PROPERTY SALES

   On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The effective date of the sale is January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility, as well as project debt related to the Benedum Gas Plant in the amount of $5.9 million. The Company recorded a pre-tax gain of $3.0 million relating to the sale during the second quarter of 1997.

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

   CAPITAL RESOURCES AND LIQUIDITY

   Since the formation of the Company, management's strategy has been to purchase and develop producing oil and gas properties, participate in gas processing, gas gathering and pipeline investments and to participate selectively in exploration activities. The funding of these activities was provided by operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $80.9 million and $38.4 million for the six months ended June 30, 1997 and 1996, respectively. The Company invested $102.5 million and $482.0 million in oil and gas properties for the six months ended June 30, 1997 and 1996, respectively. The Company also has $14.7 million of working capital and unused commitments under the revolving credit line of $201.5 million, subject to borrowing base determination. The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


   CAPITAL EXPENDITURES

   The Company has identified substantial development and exploitation opportunities for 1997, which it believes offer meaningful opportunities to grow reserves and increase production. The Company anticipates spending an additional $50.0 million on development activities during the remainder of 1997, primarily in California and in the Congo.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in California and the onshore Gulf Coast region. The Company anticipates spending an additional $5.0 million during the remainder of 1997 on exploration projects.

   EXPLORATION AND DEVELOPMENT ACTIVITIES

   During the first six months of 1997, the Company drilled or participated in a total of 140 wells. Following is a description of significant exploration and development activity during the quarter.

   Domestic Exploration

   The Bardsdale Irwin Berylwood #8, located in Ventura County, California, was successfully completed in April 1997, and tested at a rate of 1,241 barrels of oil per day, and sustainable production is expected to average between 500 and 600 barrels of oil per day. This oil is 33.8 gravity. The Company is the operator and owns a 98% net revenue interest in this well. Also completed as successful in California was the A-28 exploration well in the Tranquillon Ridge Unit in offshore California, a newly identified structure southeast of the existing Point Pedernales production and platform. The Company believes that this new unit may establish significant additional reserves. This well tested at a rate of 1,173 barrels of oil per day and 569 million cubic feet
   (mcf) of gas per day. The Company is the operator and owns an 80% working interest in the well.

   The No. 1 Maximus well, an exploratory well located in Fayette County, Texas, was horizontally drilled and completed as a dual-lateral in the Austin Chalk formation. The well tested at a rate of 1,207 barrels of oil per day and 2.0 mcf of gas per day. The Company owns a 25% working interest in this well.

   International Exploration

   In the Republic of Congo, the Company completed the B-14 well in the Yombo field. The well initially tested at rates exceeding 3,600 gross barrels of oil per day. The Company owns a 43.75% working interest in the well. Also in the Republic of Congo, the Masseko #4 well has tested at rates exceeding 3,000 gross barrels of oil per day from the Mid-Sendji formation. The Company is currently working with the operator and vendors on developing and sizing a platform for this new structure.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

      Development Activity

      During the first six months of 1997, the Company participated in several oil and gas development projects. These projects include workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves.
      The Company has identified in excess of 1,000 exploitation projects on its existing properties which it believes offer meaningful opportunities to grow reserves and increase production, irrespective of acquisition or exploration successes.

      In California, the Company continued successful development drilling at Cymric East Wellport. During the first six months of 1997, the Company drilled six additional wells and increased production from 300 to 1,300 barrels of oil per day. The Company also continued its successful workover program in the Belmont field with four additional workovers. As a result of these workovers, field production has increased from 1,750 to 2,500 barrels of oil per day. The Company also utilized frac-pac technology for the first time in offshore California at Santa Clara. Two completions performed with this technology are each producing at a rate of 500 barrels of oil per day.

      The Company continued a two rig drilling program in the Oakhill field in East Texas that began in July 1996. Initial rates from these wells have averaged 2.0 mmcf of gas per day per well. Three significant Austin Chalk wells in the Giddings field were drilled and completed during the six months ended July 30, 1997. The Que Pasa #4 tested at rates of 16.9 mmcf of gas per day, the Robinson #2-H tested at rates of
      21.8 mmcf of gas per day, and the Jolly #1-H tested at rates of 19.1 mmcf of gas per day. The Company owns at 50% working interest in each of these Austin Chalk wells.

      FINANCING ACTIVITIES


      On June 16, 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes, at a total cost of $78.0 million, representing $75.0 million face value of the debt, plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.

      In connection with the sale of its interest in NuStar Joint Venture, the Company used a portion of the proceeds from the sale, $5.9 million, to repay the project debt associated with the Benedum Gas Plant.

      The borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased during the quarter, from $289.0 million to $330.0 million.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas and crude oil. Commodity derivatives utilized as hedges include futures and swap contracts, which are used to hedge natural gas, and option contracts, which are used to hedge oil. Natural gas basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the natural gas field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred and amortized over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1997 or December 31, 1996. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $.1 million and decreased by $.9 million in the second quarter of 1997 and 1996, respectively. During the first six months of 1997 and 1996, oil and gas revenues were reduced by $1.7 million and $1.1 million, respectively, as a result of these transactions.

   For the period July 1997 through December 1997, the Company has purchased put option contracts on 19,100 barrels per day of West Texas Intermediate Crude at a strike price of $19.00 per barrel. The total cost of these options was $1.8 million, which will be amortized into revenue over the six month term beginning July 1997. The effect of these put options is to establish a floor price on a large percentage of the Company's estimated oil production in the third and fourth quarters.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

   ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standard No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. This statement addresses the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Proforma EPS, as if the Company adopted SFAS No. 128 on January 1, of each period presented, are as follows:


                         For the Three Months Ended              For the Six Months Ended
                         --------------------------              ------------------------
                         June 30,          June 30,              June 30,        June 30,
                          1997              1996                  1997            1996
                         --------          --------              --------        ---------
   Basic EPS....          $ .30              $ .39                 $ .99           $ .74
   Diluted EPS..          $ .30              $ .37                 $ .96           $ .68

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

   The Company's international investments involve risks typically associated with investments in emerging markets such as uncertain political, economic, legal and tax environments and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance the Company will be successful in so protecting itself.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1997, AND 1996)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                 Three Months
                                                Ended June 30,
                                                ---------------       %
                                                                  Increase/
                                                 1997    1996    (Decrease)
                                                ------  -------  -----------
Production:
     Oil and condensate (MBBLS)...............   4,309    4,096        5.2%
     Natural gas (MMCF).......................   8,806   10,457      (15.8%)
     Natural gas liquids (MBBLS)..............      67      ---        ---

Average Sales Price:
     Oil and condensate ($ per barrel)........  $14.49  $ 15.48       (6.4%)
     Natural gas ($ per mcf)..................  $ 1.80  $  1.90       (5.3%)

Average unit production cost/(1)/ per BOE.....  $ 4.89  $  5.11       (4.3%)
Average unit depletion rate per BOE-Domestic..  $ 3.95  $  4.02       (1.7%)
Average unit depletion rate per BOE-Congo.....  $  .75  $   .75        ---

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

REVENUES

Oil and gas revenues for the three months ended June 30, 1997 were $79.2 million, or 5% lower than oil and gas revenues of $83.5 million for the same period in 1996, primarily attributable to lower gas production due to the sale of a significant portion of the Austin Chalk properties in the second quarter of 1996, as well as lower average oil and gas prices during the period, partially offset by higher crude oil production.

Gas plant revenues of $2.8 million and $7.8 million are reflected in the three months ended June 30, 1997 and 1996, respectively. The 64% decrease in gas plant revenues is due to the sale of the Company's investment in the Benedum Plant System during the second quarter.

Pipeline and other revenues for the three months ended June 30, 1997 were $1.2 million, or 25% lower than pipeline and other revenues of $1.6 million for the same period in 1996, primarily due to the sale of the West Delta 152 pipeline during July 1996, as well as decreased throughput volumes on the Illini and Bright Star pipelines.

EXPENSES

Lease operating expenses for the three months ended June 30, 1997 totaled $28.6 million, or 4% lower than $29.8 million for the three months ended June 30, 1996, primarily due to production efficiencies gained in California. Lease operating expenses per barrel of oil equivalent were $4.89 in the second quarter of 1997, compared to $5.11 in the same period in 1996, also due to the efficiencies gained in California.

Plant operating expenses totaled $2.3 million for the three months ended June 30, 1997 as compared to $6.9 million for the three months ended June 30, 1996. The 67% decrease in gas plant expense is due to the sale of the Company's investment in the Benedum Plant System during the second quarter of 1997.

Pipeline and other operating expenses for the three months ended June 30, 1997 were $1.0 million, or 38% lower than pipeline and other operating expenses of $1.6 million for the same period in 1996, which is primarily attributable to reduced costs on both the Illini and Bright Star pipelines associated with lower throughput volumes.

Depreciation, depletion and amortization of $22.6 million for the three months ended June 30, 1997 reflects a 4% decrease from $23.5 million in the same period in 1996 due to a decreased depletion rate per barrel of oil equivalent caused by an increase in estimated proved oil and gas reserves.

General and administrative expenses were $3.8 million for the three months ended June 30, 1997, as compared to $3.0 million for the same period in 1996. This 27% increase is due to increased compensation costs as well as a reduction in the amount of capitalized administrative costs.

Management fees totaled $4.2 million for the three months ended June 30, 1997, as compared to $3.8 million for the same period in 1996. This 11% increase is

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

primarily associated with the increase in assets under management during the period.

Interest expense decreased to $7.3 million for the three months ended June 30, 1997 from $12.4 million in the same period of 1996. The decrease in interest expense is primarily the result of decreased borrowings under the credit facility.

NET INCOME

Income before extraordinary items of $9.0 million was generated for the three months ended June 30, 1997 as compared to $7.2 million in the same period of 1996. Earnings available to common stockholders after extraordinary items totaled $6.0 million for the three months ended June 30, 1997 versus $6.9 million for the same period in 1996, after deductions for preferred stock dividends.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1997 AND 1996)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                    Six Months
                                                  Ended June 30,
                                                -------------------       %
                                                                      Increase/
                                                   1997      1996    (Decrease)
                                                ----------  -------  -----------
Production:
     Oil and condensate (MBBLS)...............       8,457    4,987       69.6%
     Natural gas (MMCF).......................      17,760   16,292        9.0%
     Natural gas liquids (MBBLS)..............         130      ---        ---

Average Sales Price:
     Oil and condensate ($ per barrel)........     $ 15.51  $ 15.56        (.3%)
     Natural gas ($ per mcf)..................     $  2.02  $  1.90        6.3%

Average unit production cost/(1)/ per BOE.....     $  5.14  $  4.67       10.1%
Average unit depletion rate per BOE-Domestic..     $  3.94  $  4.12       (4.4%)
Average unit depletion rate per BOE-Congo.....     $   .75  $   .75        ---

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

REVENUES

Oil and gas revenues for the six months ended June 30, 1997 were $170.3 million, or 56% higher than oil and gas revenues of $109.1 million for the same period in 1996. The increase in oil and gas revenues was attributable primarily to production from certain upstream oil and gas properties located onshore and offshore California (the "California Properties") which were acquired during the second quarter of 1996.

Gas plant revenues of $11.6 million and $14.8 million are reflected in the six months ended June 30, 1997 and 1996, respectively. The 22% decrease in revenues is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Pipeline and other revenues for the six months ended June 30, 1997 were $2.7 million, or 18% less than pipeline and other revenues of $3.3 million for the same period in 1996. The decrease is primarily due to the sale of the West Delta pipeline during the second quarter of 1996, as well as decreased throughput on both the Illini and Bright Star pipelines.

EXPENSES

Lease operating expenses for the six months ended June 30, 1997 totaled $59.4 million, compared to $36.0 million for the same period in 1996. This 65% increase is a result of the acquisition of the California Properties in the second quarter of 1996. Lease operating expenses per BOE were $5.14 in the first half of 1997 when compared to $4.67 in the same period in 1996 due primarily to higher lifting costs associated with the California Properties.

Plant operating expenses of $10.2 million are reflected in the six months ended June 30, 1997 as compared to $12.5 million for the six months ended June 30, 1996. The 18% decrease in gas plant expenses is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Pipeline and other operating expenses for the six months ended June 30, 1997 were $2.3 million, or 18% lower than pipeline operating expenses of approximately $2.8 million for the same period in 1996, due to decreased operating expenses on both the Illini and Bright Star pipelines associated with decreased throughput volumes.

Depreciation, depletion and amortization of $44.9 million for the six months ended June 30, 1997 reflects an increase of 43% from $31.5 million in the same period in 1996 due to increased oil and gas production volumes as a result of the acquisition of the California Properties partially offset by a decreased depletion rate per barrel of oil equivalent as a result of increased estimated proved oil and gas reserves.

General and administrative expenses were $8.0 million for the three months ended June 30, 1997, as compared to $4.3 million for the same period in 1996. This 86% increase is primarily due to an increase in administrative expenses associated with the California Properties acquired during the second quarter of 1996.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Management fees totaled $8.3 million for the three months ended June 30, 1997, as compared to $5.6 million for the same period in 1996. This 48% increase is due to the increase in assets under management during the period, primarily associated with the acquisition of the California Properties during the second quarter of 1996.

Interest expense decreased to $14.0 million for the six months ended June 30, 1997 from $16.2 million in the same period of 1996. The decrease in interest expense is primarily the result of decreased borrowings under the credit facility.

NET INCOME

Income before extraordinary items of $22.8 million was generated for the six months ended June 30, 1997, as compared to $11.4 million in the same period of 1996. Earnings available to common stockholders after extraordinary items totaled $19.7 million for the six months ended June 30, 1997 versus $10.9 million for the same period in 1996, after deductions for preferred stock dividends.

                              NUEVO ENERGY COMPANY
                              --------------------

                          PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the annual meeting of the stockholders of the Company, held on May 14, 1997, the following matters were voted on with the following results:

               (1) Michael D. Watford, Thomas D. Barrow, Isaac Arnold, Jr., Robert L. Gerry, III, Robert H. Allen, T. Michael Long, and James
               T. Hackett continue their terms as directors. J. P. Bryan, Gary
               R. Petersen, and John B. Connally, III, were elected as directors with a total of 12,261,283 voting in favor and 27,245 withheld authority.

               (2) The Stockholders approved a proposal to ratify the selection of KPMG Peat Marwick, L.L.P, as the Company's independent auditors for the year ending December 31, 1997, with a total of 12,270,632 shares voting in favor, a total of 8,256 shares voting against and a total of 9,640 shares abstaining.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits

                    None.

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

                                   NUEVO ENERGY COMPANY
                                   --------------------
                                              (Registrant)



Date:  August 13,  1997            By:    /s/  Michael D. Watford
       ---------------------------       -----------------------------
                                      Michael  D. Watford
                                      President, Chief Executive
                                      Officer and Chief Operating
                                      Officer


Date:  August 13, 1997             By:    /s/  Robert M. King
       ---------------------------       ------------------------------
                                      Robert M. King
                                      Chief Financial Officer