Form 10-Q
period 1997-09-30
NUEVO ENERGY CO
filed 1997-11-14
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 ________ to _________

Commission File Number     1-10537
                --------------------------------------------------------------

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

                                Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No
                                -----            -----


As of November 6, the number of outstanding shares of the Registrant's common stock was 19,695,046.

                              NUEVO ENERGY COMPANY

                                     INDEX

                                                                    PAGE
                                                                   NUMBER

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

  Condensed Consolidated Balance Sheets:
   September 30, 1997 (Unaudited) and December 31, 1996.........       3
  Condensed Consolidated Statements of Operations (Unaudited):
   Three and nine months ended September 30, 1997 and
    September 30, 1996..........................................       5
  Condensed Consolidated Statements of Cash Flows (Unaudited):
   Nine months ended September 30, 1997 and September 30, 1996..       7
  Notes to Condensed Consolidated Financial Statements
   (Unaudited)..................................................       9

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................       17


PART II.  OTHER INFORMATION...................................        30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                              NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                     ASSETS
                                     ------


                                               September 30, 1997   December 31, 1996
                                               -------------------  ------------------
                                                   (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents...................          $    6,704          $   13,636
 Accounts receivable.........................              42,520              43,204
 Product inventory...........................               2,527               2,731
 Prepaid expenses and other..................               3,369               4,067
                                                       ----------          ----------
   Total current assets......................              55,120              63,638
                                                       ----------          ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land........................................              49,696              49,696
 Buildings and improvements..................               5,076               5,304
 Oil and gas properties (full cost method)
  ($81,016 and $44,661 of unproved
  properties are excluded from amortization
  at September 30, 1997 and December 31,
  1996, respectively)........................           1,182,673           1,031,057
 Pipeline and other facilities...............              48,220              46,887
 Gas plant facilities........................              15,000              41,694
                                                       ----------          ----------

                                                        1,300,665           1,174,638
 Accumulated depreciation, depletion and
   amortization..............................            (460,829)           (392,977)
                                                       ----------          ----------
                                                          839,836             781,661
                                                       ----------          ----------

OTHER ASSETS.................................              16,306              18,504
                                                       ----------          ----------

                                                       $  911,262          $  863,803
                                                       ==========          ==========


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                   (Amounts in Thousands, except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                         September 30, 1997   December 31,1996
                                                                         -------------------  ----------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable......................................................        $ 23,717           $ 18,720
  Accrued interest......................................................           7,508              4,736
  Accrued liabilities...................................................          19,151             11,236
  Current maturities of long-term debt..................................           3,716              5,408
                                                                                --------           --------
     Total current liabilities..........................................          54,092             40,100
                                                                                --------           --------
OTHER LONG-TERM LIABILITIES.............................................           1,525              3,864

DEFERRED REVENUE........................................................           2,362              4,828

LONG-TERM DEBT, NET OF CURRENT MATURITIES...............................         293,866            287,038

DEFERRED TAXES..........................................................          52,979             35,153

MINORITY INTEREST.......................................................             696                704

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S CONVERTIBLE
 DEBENTURES (TECONS)....................................................         115,000            115,000

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, 50,000,000 shares authorized,
 19,695,046 and 19,852,478 shares issued and outstanding at
 September 30, 1997 and December 31, 1996, respectively.................             203                199
Additional paid-in capital..............................................         349,006            340,126
Treasury stock, at cost, 521,403 shares.................................         (20,788)               ---
Stock held by benefit trust, 21,088
shares..................................................................            (427)               ---
Retained earnings.......................................................          62,748             36,791
                                                                                --------           --------
      Total stockholders' equity........................................         390,742            377,116
                                                                                --------           --------
                                                                                $911,262           $863,803
                                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                          Three Months Ended September 30,
                                          --------------------------------
                                            1997                    1996
                                          -------                  -------
REVENUES:
  Oil and gas revenues..................  $82,580                  $78,666
  Gas plant revenues....................      ---                    8,498
  Pipeline and other revenues...........    1,191                    2,420
  Loss on sale of asset.................     (669)                     ---
  Interest and other income.............      615                      700
                                          -------                  -------
                                           83,717                   90,284
                                          -------                  -------
COSTS AND EXPENSES:
  Lease operating expenses..............   30,948                   28,520
  Gas plant operating expenses..........      ---                    7,114
  Pipeline and other operating expenses.    1,150                    2,195
  Depreciation, depletion and
   amortization.........................   24,020                   22,962
  General and administrative expenses...    5,993                    3,476
  Management fees.......................    2,846                    2,914
  Interest expense......................    6,585                    9,642
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)......    1,689                      ---
  Other expense.........................       88                        8
                                          -------                  -------
                                           73,319                   76,831
                                          -------                  -------
Income before income taxes and minority
 interest...............................   10,398                   13,453

Provision for income taxes..............    4,186                    5,448
Minority interest.......................       (3)                      (3)
                                          -------                  -------

NET INCOME..............................  $ 6,215                  $ 8,008
                                          =======                  =======

Dividends on Preferred Stock............      ---                      237
                                          -------                  -------

EARNINGS AVAILABLE TO COMMON
 STOCKHOLDERS...........................  $ 6,215                  $ 7,771
                                          =======                  =======
Earnings per common and common
 equivalent
  share.................................     $.31                     $.40
                                          =======                  =======
Earnings per common and common
 equivalent share assuming full
 dilution...............................     $.31                     $.39
                                          =======                  =======
Average common and common equivalent
 shares outstanding.....................   20,351                   19,388
                                          =======                  =======
Average common and common equivalent
 shares  outstanding assuming full
 dilution...............................   20,351                   20,363
                                          =======                  =======

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                               1997                   1996
                                                                             --------               --------
REVENUES:
  Oil and gas revenues...................................................    $251,292               $186,404
  Gas plant revenues.....................................................      11,597                 23,296
  Pipeline and other revenues............................................       3,928                  5,765
  Gain on sale of asset..................................................       2,370                    ---
  Interest and other income..............................................       1,557                  1,426
                                                                             --------               --------
                                                                              270,744                216,891
                                                                             --------               --------
COSTS AND EXPENSES:
  Lease operating expenses...............................................      90,309                 64,503
  Gas plant operating expenses...........................................      10,220                 19,568
  Pipeline and other operating expenses..................................       3,451                  4,976
  Depreciation, depletion and amortization...............................      68,892                 54,495
  General and administrative expenses....................................      14,449                  7,792
  Management fees........................................................       9,033                  7,149
  Interest expense.......................................................      20,593                 25,825
  Dividends on Guaranteed Preferred Beneficial Interests in Company's
   Convertible Debentures (TECONS).......................................       4,959                   ---
  Other expense..........................................................         347                    57
                                                                             --------              --------
                                                                              222,253               184,365
                                                                             --------              --------
Income before income taxes, minority interest, and
  extraordinary item.....................................................      48,491                32,526
Provision for income taxes...............................................      19,518                13,173
Minority interest........................................................          (8)                  (44)
                                                                             --------              --------
Income before extraordinary item.........................................    $ 28,981              $ 19,397
                                                                             ========              ========
Extraordinary loss on early extinguishment of debt, net of income
   tax benefit...........................................................       3,024                   ---
                                                                             --------              --------
NET INCOME...............................................................    $ 25,957              $ 19,397
                                                                             ========              ========
Dividends on Preferred Stock.............................................         ---                   766
                                                                             --------              --------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS................................    $ 25,957              $ 18,631
                                                                             ========              ========
Earnings per common and common equivalent share:
  Earnings before extraordinary item.....................................    $   1.41              $   1.12
  Extraordinary item (net of income tax benefit).........................        (.15)                  ---
                                                                             --------              --------
   Net earnings..........................................................    $   1.27              $   1.12
                                                                             ========              ========
Earnings per common and common equivalent share assuming full
 dilution................................................................    $   1.27              $   1.09
                                                                             ========              ========
Average common and common equivalent shares outstanding..................      20,499                16,662
                                                                             ========              ========
Average common and common equivalent shares outstanding assuming
   full dilution.........................................................      20,499                17,856
                                                                             ========              ========

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                               1997                  1996
                                                                             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................    $  25,957             $  19,397
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization............................       68,892                54,495
     Amortization of other costs.........................................        1,166                   956
     Gain on sale of asset...............................................       (2,370)                  ---
     Extraordinary loss on early extinguishment of debt, net of income
      tax benefit........................................................        3,024                   ---
     Deferred revenues...................................................       (2,466)               (3,168)
     Deferred taxes......................................................       19,863                13,173
     Minority interest...................................................           (8)                  (44)
     Stock bonus awards..................................................        1,145                   ---
                                                                             ---------             ---------
                                                                               115,203                84,809
  Changes in assets and liabilities:
    Accounts receivable..................................................       (7,484)              (25,047)
    Accounts payable and accrued liabilities.............................       23,804                38,222
    Minority interest distributions......................................          ---                  (160)
    Other................................................................       (1,576)              (11,684)
                                                                             ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................      129,947                86,140
                                                                             ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties....................................     (151,618)             (507,861)
  Additions to gas plant facilities......................................         (704)                 (825)
  Additions to pipeline and other facilities.............................       (1,105)              (51,420)
  Proceeds from sale of gas plant........................................       24,992                   ---
  Proceeds from sales of properties......................................        4,050                33,728
                                                                             ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES....................................     (124,385)             (526,378)
                                                                             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...............................................      183,500               408,000
  Payments of long-term debt.............................................     (179,077)             (114,184)
  Premium to retire long-term debt.......................................       (3,440)                  ---
  Proceeds from sale of put options......................................        1,630                   ---
  Treasury stock purchase................................................      (21,173)                  ---
  Preferred stock dividends..............................................          ---                  (766)
  Common stock held by benefit trust.....................................         (427)                  ---
  Proceeds from issuance of common stock.................................        6,493               145,018
                                                                             ---------             ---------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES......................      (12,494)              438,068
                                                                             ---------             ---------
  Net decrease in cash and cash equivalents..............................       (6,932)               (2,170)
  Cash and cash equivalents at beginning of period.......................       13,636                 5,765
                                                                             ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................    $   6,704             $   3,595
                                                                             =========             =========

                              NUEVO ENERGY COMPANY
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                             (AMOUNTS IN THOUSANDS)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                1997                   1996
                                                              -------                 -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest (net of $1,902 capitalized
    during nine months ended September 30, 1997)............  $18,238                 $15,159

 Income taxes...............................................  $   350                 $   ---

See accompanying notes to condensed consolidated financial statements.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

   DERIVATIVE FINANCIAL INSTRUMENTS
   --------------------------------

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1997 or December 31, 1996. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $1.6 million and $.9 million in the third quarter of 1997 and 1996, respectively. During the first nine months of 1997 and 1996, oil and gas revenues were reduced by $3.3 million and $2.0 million, respectively, as a result of these transactions.

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

                                                     For the Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        1997           1996
                                                   --------------  -------------
      Sales to unaffiliated customers:
         Oil and gas/(1)/........................       $251,292        $186,404
         Gas plant, pipelines and other..........         15,525          29,061
                                                        --------        --------
      Total sales................................        266,817         215,465
         Gain on sale of asset...................          2,370             ---
         Other revenues..........................          1,557           1,426
                                                        --------        --------
      Total revenues.............................       $270,744        $216,891
                                                        ========        ========

      Operating profit (loss) before income
        taxes:
         Oil and gas/(1)/........................       $ 94,835        $ 70,637
         Gas plant, pipelines and other..........           (378)          1,674
                                                        --------        --------
                                                          94,457          72,311

      Unallocated corporate expenses.............         20,414          13,960
      Interest expense...........................         20,593          25,825
      Dividends on Guaranteed Beneficial
        Interests in Company's Convertible
        Debentures (TECONS)......................          4,959             ---
                                                        --------        --------
      Income before income taxes, minority
         interest, and extraordinary item........       $ 48,491        $ 32,526
                                                        ========        ========

      Depreciation, depletion and amortization:
         Oil and gas.............................       $ 66,148        $ 51,264
         Gas plant, pipelines and other..........          2,232           2,843
                                                        --------        --------
                                                        $ 68,380        $ 54,107
                                                        ========        ========

(1) Oil and gas sales and operating profit before income taxes include revenues associated with gas plant facilities in California, which process immaterial amounts of third party gas.

       ----------------------------------------------------------------
                                  (Unaudited)

3. ACCOUNTING PRONOUNCEMENTS
   -------------------------

   Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. This statement addresses the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Proforma EPS, as if the Company adopted SFAS No. 128 on January 1, of each period presented, are as follows:


                       For the Three Months Ended  For the Nine Months Ended
                      --------------------------------------------------------
                      September 30, September 30,  September 30, September 30,
                          1997           1996          1997           1996
                      -------------  ------------  -------------  ------------

       Basic EPS....          $ .32         $ .42          $1.31         $1.17
       Diluted EPS..          $ .31         $ .39          $1.27         $1.09

   SFAS No. 130, "Reporting Comprehensive Income", was issued by the FASB in June 1997. This Statement established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in an enterprise's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, and deferred gains or losses on hedging activities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

4. PROPERTIES AND EQUIPMENT
   ------------------------

   In March 1997, Nuevo Ghana, Inc., ("Nuevo Ghana"), a wholly-owned subsidiary of the Company, signed a petroleum agreement (the "Agreement") with the Republic of Ghana and the Ghana National Petroleum Corporation, ("GNPC"), for petroleum rights covering approximately 1.7 million acres offshore of Ghana in the East Cape Three Points Prospect area. The Company is the operator with a 75% working interest and a third party holds the remaining 25% working interest. Since signing the Agreement, the Company has reprocessed approximately 4,000 kilometers of seismic and will be shooting an additional 1,800 kilometers of seismic in late 1997. The first well is scheduled to be drilled in the second half of 1998. This Agreement was ratified by the Parliament in Ghana on August 1, 1997.

   In October 1997, Nuevo Ghana signed a second petroleum agreement with the Republic of Ghana and GNPC for petroleum rights covering an additional 2.7 million acres offshore of Ghana in the Accra-Keta prospect area. The

       ----------------------------------------------------------------
                                  (Unaudited)

   Company is the operator of this prospect with a 100% working interest. This new prospect area is sixty miles to the east of the Company's 1.7 million acres awarded in August 1997. The exploration program for the Company's new acreage is similar to the initial Agreement and involves reprocessing existing seismic, shooting additional seismic and drilling an exploration well during the first phase of the agreement.

5. FINANCING ACTIVITIES
   --------------------

   On June 16, 1997, the Company redeemed its 12-1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.In connection with the sale of its interest in NuStar Joint Venture, the Company used a portion of the proceeds from the sale, $5.9 million, to repay the project financing associated with the Benedum Gas Plant.The borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased during the second quarter, from $289.0 million to $330.0 million.

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

       ----------------------------------------------------------------
                                  (Unaudited)

   In May 1997, the Company sold put options on its Common Stock to a third party. The options give the purchaser the right to sell the Company 500,000 shares of its Common Stock at prices ranging from $40.26 to $41.04 per share through December 31, 1997. The contract gives the Company the choice of net cash, net share, or physical settlement. Any repurchased shares will be treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions which is reflected as additional paid-in capital on the balance sheet. As of October 31, 1997, 300,000 of these options have expired with the Company's share prices above the strike price, hence no shares were repurchased pursuant to these options.

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period, and the Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership will be based on multiples of base salary and will be administered by the Compensation Committee of the Board of Directors. Initially, the Plan will apply to all executives at a level of Vice-President and above.

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

   The Company's international investments involve risks typically associated with investments in emerging markets such as uncertain political, economic, legal and tax environments and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance the Company will be successful in so protecting itself. The Company's investment in the Congo is insured through political risk insurance provided by the Overseas Private Investment Corporation. The Company is currently investigating its options for policial risk insurance in Ghana.

       ----------------------------------------------------------------
                                  (Unaudited)

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

   During the third quarter of 1997, a civil war erupted in the Congo, resulting in a new government being put in place. The operator of the properties temporarily moved its field offices to Gabon, but is currently in the process of re-establishing its offices in the Congo. The Company's Congo production is over 30 miles offshore and flows into a floating production, storage and off-loading vessel for direct shipment to western markets. The Company has experienced no production interruption as a result of the conflict and, while there can be no assurances, the Company does not expect there to be any disruption in the future.

8. PROPERTY SALES
   --------------

   On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The effective date of the sale is January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility, as well as project debt related to the Benedum Gas Plant in the amount of $5.9 million. The Company recorded a pre-tax gain of $2.4 million relating to the sale during 1997. Final accounting for this transaction was completed during the third quarter of 1997, resulting in a $.7 million negative adjustment to the gain recorded by the Company in the second quarter. The Company is currently formulating plans to dispose of other non-strategic assets.

9. POINT PEDERNALES PIPELINE SPILL
   -------------------------------

   On Sunday, September 28, 1997, there was a spill of crude oil into Santa Barbara Channel from a pipeline which connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be between 200 and 500 barrels of oil. Torch Operating Company, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate federal, state, and local

       ----------------------------------------------------------------
                                  (Unaudited)

   authorities as well as petroleum industry environmental response consortia. Tests are currently being conducted to determine the cause of the leak in the pipeline. Cost of the clean up will be covered by general liability insurance held by the Company, less the related deductible of $40,000 net to the Company. Total cost of the repair of the pipeline is currently estimated to be approximately $2.5 million, and is expected to be covered by insurance less the Company's deductible of $80,000. Coverage by insurance will be based on the determination of the cause of the leak in the pipeline. A final determination of the cause of the leak is expected by the end of the year. At the time of the spill, the Point Pedernales field was producing 7,300 barrels per day, net to the Company's interest. Production from the field has been halted until the pipeline can be repaired and the Company can receive all required permits from regulatory bodies. Repairs are expected to be completed by the end of 1997 and production is currently expected to recommence no later than mid-1998, although no assurances in this regard can be given. Additionally, the Company has exposure to certain costs which may not be recoverable by insurance, including fines, penalties, and damages as well as costs to repair the pipeline. Such costs are not quantifiable at this time, but are not expected to be material to the Company.

10.  RESIGNATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
     ----------------------------------------------------

   On August 14, 1997, the Company's President and Chief Executive Officer, Michael D. Watford, resigned his position with the Company. In accordance with the terms of Mr. Watford's Separation Agreement with the Company, he received a severance payment in the amount of $1.7 million. Mr. Watford was replaced by Douglas L. Foshee, former President and Chief Executive Officer of Torch Energy Advisors Incorporated. In addition, the Chairman of the Board, J. P. Bryan, announced his intention to resign his chairmanship of the Company by the end of 1997. A search is ongoing to indentify a new Chairman before Mr. Bryan's resignation takes effect.

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

   Capital Resources and Liquidity
   -------------------------------

   Since the formation of the Company, management's strategy has been to purchase and develop producing oil and gas properties, participate in gas processing, gas gathering and pipeline investments and to participate selectively in exploration activities. The funding of these activities was provided by operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $129.5 million and $86.1 million for the nine months ended September 30, 1997 and 1996, respectively. The Company invested $151.6 million and $507.9 million in oil and gas properties for the nine months ended September 30, 1997 and 1996, respectively. The Company also has $1.0 million of working capital and unused commitments under the revolving credit line of $201.0 million, subject to borrowing base determination. The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   Capital Expenditures
   --------------------

   The Company has identified substantial development and exploitation opportunities for the remainder of 1997, which it believes offer meaningful opportunities to grow reserves and increase production. The Company anticipates spending an additional $30.0 million on development activities during the remainder of 1997, primarily in California and in East Texas.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in California and the onshore Gulf Coast region, as well as offshore of Ghana. The Company anticipates spending an additional $3.0 million during the remainder of 1997 on exploration projects.

   Exploration and Development Activities
   --------------------------------------

   During the first nine months of 1997, the Company drilled or participated in approximately 200 wells. Following is a description of significant exploration and development activity during the first nine months of 1997.

   Domestic Exploration

   The Bardsdale Irwin Berylwood #8, located in Ventura County, California, was successfully completed in April 1997, and tested at a rate of 1,241 barrels of oil per day and is still producing 900 barrels of oil per day. This oil is
   33.8 gravity. The Company is the operator and owns a 98% net revenue interest in this well. Also completed as successful in California was the A-28 exploration well in the Tranquillon Ridge Unit in offshore California, a newly identified structure southeast of the existing Point Pedernales production and platform. The Company believes that this new unit may establish significant additional reserves. This well tested at a rate of 1,173 barrels of oil per day and 569 thousand cubic feet (mcf) of gas per day. The Company is the operator and owns an 80% working interest in the well.

   The No. 1 Maximus well, an exploratory well located in Fayette County, Texas, was horizontally drilled and completed as a dual-lateral in the Austin Chalk formation. The well tested at a rate of 1,207 barrels of oil per day and 2.0 mcf of gas per day. The Company owns a 25% working interest in this well.

   During the third quarter the Company had a discovery at Four Isle Dome. The "72" sand has 40.5 net feet of pay. The Company sidetracked to 15,336 feet and logged another 57 feet of net pay in the "78" sand. A dual completion in the "72" and "78" sands is producing approximately 7 mcf of gas per day. An additional 100 foot possible pay section is behind pipe in the "74" sand.

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

   Development Activity

   During the first nine months of 1997, the Company participated in several oil and gas development projects. These projects include workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,000 exploitation projects on its existing properties which it believes offer meaningful opportunities to grow reserves and increase production, irrespective of acquisition or exploration successes.

   In California, the Company continued successful development drilling at Cymric East Welport. During the first nine months of 1997, the Company drilled nine additional wells and increased production from 300 to 1,500 barrels of oil per day. The Company also continued its successful workover program in the Belmont field with four additional workovers, as well as redrilling a sidetrack in an updip location. As a result of these workovers and this redrill, field production has increased from 1,750 to 2,600 barrels of oil per day. The Company also utilized frac-pac technology for the first time in offshore California at Santa Clara. Two completions performed with this technology are each producing at a rate of 500 barrels of oil per day.

   The Company continued a two rig drilling program in the Oakhill field in East Texas that began in July 1996. Initial rates from these wells have averaged
   2.0 mmcf of gas per well per day. Three significant Austin Chalk wells in the Giddings field were drilled and completed during the nine months ended September 30, 1997. The Que Pasa #4 tested at rates of 16.9 mmcf of gas per day, the Robinson #2-H tested at rates of 21.8 mmcf of gas per day, and the Jolly #1-H tested at rates of 19.1 mmcf of gas per day. The Company owns at 50% working interest in each of these Austin Chalk wells.

   Financing Activities
   --------------------

   On June 16, 1997, the Company redeemed its 12-1/2% Senior Subordinated Notes, at a total cost of $78.0 million, representing $75.0 million face value of the debt, plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

   The borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased during the second quarter, from $289.0 million to $330.0 million.

   Derivative Financial Instruments
   --------------------------------

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1997 or December 31, 1996. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $1.6 million and $.9 million in the third quarter of 1997 and 1996, respectively. During the first nine months of 1997 and 1996, oil and gas revenues were reduced by $3.3 million and $2.0 million, respectively, as a result of these transactions.

   For the period July 1997 through December 1997, the Company purchased put option contracts on 19,100 barrels per day of West Texas Intermediate Crude at a strike price of $19.00 per barrel. The total cost of these options was $1.8 million, which is being amortized into revenue over the six month term. The effect of these put options is to establish a floor price on a large percentage of the Company's estimated oil production in the third and fourth quarters.

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


                      For the Three Months Ended    For the Nine Months Ended
                      ---------------------------  ---------------------------
                      September 30, September 30,  September 30, September 30,
                          1997           1996          1997           1996
                      -------------  ------------  -------------  ------------

       Basic EPS....          $ .32         $ .42          $1.31         $1.17
       Diluted EPS..          $ .31         $ .39          $1.27         $1.09

   SFAS No. 130, "Reporting Comprehensive Income", was issued by the FASB in June 1997. This Statement established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in an enterprise's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, and deferred gains or losses on hedging activities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.


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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

   foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance the Company will be successful in so protecting itself. The Company's investment in the Congo is insured through political risk insurance provided by the Overseas Private Investment Corporation. The Company is currently investigating its options for policial risk insurance in Ghana.

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

   During the third quarter of 1997, a civil war erupted in the Congo, resulting in a new government being put in place. The operator of the properties temporarily moved its field offices to Gabon, but is currently in the process of re-establishing its offices in the Congo. The Company's Congo production is over 30 miles offshore and flows into a floating production, storage and off-loading vessel for direct shipment to western markets. The Company has experienced no production interruption as a result of the conflict and, while there can be no assurances, the Company does not expect there to be any disruption in the future.

   On Sunday, September 28, 1997, there was a spill of crude oil into Santa Barbara Channel from a pipeline which connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be between 200 and 500 barrels of oil. Torch Operating Company, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate federal, state, and local authorities as well as petroleum industry environmental response consortia. Tests are currently being conducted to determine the cause of the leak in the pipeline. Cost of the clean up will be covered by general liability insurance held by the Company, less the related deductible of $40,000 net to the Company. Total cost of the repair of the pipeline is currently estimated to be approximately $2.5 million, and is expected to be covered by insurance less the Company's deductible of $80,000. Coverage by insurance will be based on the determination of the cause of the leak in

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

   the pipeline. A final determination of the cause of the leak is expected by the end of the year. At the time of the spill, the Point Pedernales field was producing 7,300 barrels per day, net to the Company's interest. Production from the field has been halted until the pipeline can be repaired and the Company can receive all required permits from regulatory bodies. Repairs are expected to be completed by the end of 1997 and production is currently expected recommence no later than in mid-1998, although no assurances in this regard can be given. Additionally, the Company has exposure to certain costs which may not be recoverable by insurance, including fines, penalties, and damages as well as costs to repair the pipeline. Such costs are not quantifiable at this time, but are not expected to be material to the Company.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

Results of Operations (Three months ended September 30, 1997, and 1996)
-----------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                    Three Months
                                                Ended September 30,        %
                                                -------------------    Increase/
                                                  1997        1996    (Decrease)
                                                -------     -------   ----------
Production:
     Oil and condensate (MBBLS)                  4,564        4,065      12.3%
     Natural gas (MMCF)                          9,052        8,952       1.1%
     Natural gas liquids (MBBLS)                    77          205     (62.4%)

Average Sales Price:
    Oil and condensate ($ per barrel)           $13.93       $15.09      (7.7%)
    Natural gas ($ per mcf)                     $ 1.89       $ 1.91      (1.0%)

Average unit production cost/(1)/ per BOE       $ 5.03       $ 4.95       1.6%
Average unit depletion rate per BOE-Domestic    $ 3.96       $ 3.97      (0.3%)
Average unit depletion rate per BOE-Foreign     $  .95       $  .75      26.7%

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

Revenues
--------

Oil and gas revenues for the three months ended September 30, 1997 were $82.6 million, or 5% higher than oil and gas revenues of $78.7 million for the same period in 1996, primarily attributable to increased oil and natural gas production and offset by 8% lower realized oil prices during the period.

Pipeline and other revenues for the three months ended September 30, 1997 were $1.2 million, or 50% lower than pipeline and other revenues of $2.4 million for the same period in 1996, primarily due to the sale of the West Delta 152 pipeline during July 1996, as well as decreased throughput volumes on the Illini and Bright Star pipelines.

During the second quarter of 1997, the Company sold its interest in the Benedum Plant System. As a result, there are no operating revenues from the gas plant during the third quarter. Final accounting for this transaction was completed during the third quarter, resulting in a negative adjustment to the gain of $.7 million. Total gain on the sale was $2.4 million.

Expenses
--------

Lease operating expenses for the three months ended September 30, 1997 totaled $30.9 million, or 8% higher than $28.5 million for the three months ended September 30, 1996, primarily due to a 7% increase in production volumes on a BOE basis during the quarter, as well as an increased use and cost of steam, as compared to the third quarter of 1996. Also contributing to this increase are new production operations, pump changeouts on offshore properties, and start-up costs on a number of other areas such as a gas plant at Point Pedernales and the installation of waterfloods on several properties. These increases resulted in lease operating expenses per barrel of oil equivalent of $5.03 in the third quarter of 1997, compared to $4.95 in the same period in 1996.

Pipeline and other operating expenses for the three months ended September 30, 1997 were $1.2 million, or 45% lower than pipeline and other operating expenses of $2.2 million for the same period in 1996, which is primarily attributable to reduced costs on both the Illini and Bright Star pipelines associated with lower throughput volumes.

Depreciation, depletion and amortization of $24.0 million for the three months ended September 30, 1997 reflects a 4% increase from $23.0 million in the same period in 1996 due to the increase in production volumes, as well as an increase in the depletion rate per barrel for the Company's foreign operations from $.75 per barrel in third quarter of 1996 to $.95 per barrel in the third quarter of 1997.

General and administrative expenses were $6.0 million for the three months ended September 30, 1997, as compared to $3.5 million for the same period in 1996. This 71% increase is due to severance costs of $1.7 million associated with the resignation of the President and Chief Executive Officer, Michael D. Watford, as well as a reduction in the amount of capitalized administrative costs.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

Interest expense decreased to $6.6 million for the three months ended September 30, 1997 from $9.6 million in the same period of 1996. The 31% decrease in interest expense is primarily the result of the redemption of the Company's $75.0 million, 12-1/2% Senior Subordinated Notes during the second quarter, as well as the reduction in borrowings under the credit facility, due to the repayment of debt under this facility with the proceeds from the issuance of $115.0 million Guaranteed Preferred Beneficial Interests in Company's Convertible Debentures ("TECONS") in late 1996, which pay dividends at a rate of 5.75%.

Net Income
----------

Net income of $6.2 million was generated for the three months ended September 30, 1997 as compared to $8.0 million in the same period of 1996. Earnings available to common stockholders totaled $6.2 million for the three months ended September 30, 1997 versus $7.8 million for the same period in 1996, after deductions for preferred stock dividends.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------


Results of Operations (Nine months ended September 30, 1997, and 1996)
----------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                    Three Months
                                                Ended September 30,        %
                                                -------------------    Increase/
                                                  1997        1996    (Decrease)
                                                -------     -------   ----------
Production:
     Oil and condensate (MBBLS)...............   13,021       9,051       43.9%
     Natural gas (MMCF).......................   26,812      25,245        6.2%
     Natural gas liquids (MBBLS)..............      207         205        1.0%

Average Sales Price:
     Oil and condensate ($ per barrel)........  $ 14.90     $ 15.28       (2.5%)
     Natural gas ($ per mcf)..................  $  1.94     $  1.88        3.2%

Average unit production cost/(1)/ per BOE.....  $  5.10     $  4.79        6.5%
Average unit depletion rate per BOE-Domestic..  $  3.95     $  4.06       (2.7%)
Average unit depletion rate per BOE-Foreign...  $   .81     $   .75        8.0%

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------
Revenues

Oil and gas revenues for the nine months ended September 30, 1997 were $251.3 million, or 35% higher than oil and gas revenues of $186.4 million for the same period in 1996. The increase in oil and gas revenues was attributable primarily to production from certain upstream oil and gas properties located onshore and offshore California (the "California Properties") which were acquired during the second quarter of 1996.

Gas plant revenues of $11.6 million and $23.3 million are reflected in the nine months ended September 30, 1997 and 1996, respectively. The 50% decrease in revenues is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997, which resulted in a gain of $2.4 million.

Pipeline and other revenues for the nine months ended September 30, 1997 were $3.9 million, or 33% less than pipeline and other revenues of $5.8 million for the same period in 1996. The decrease is primarily due to the sale of the West Delta pipeline during the second quarter of 1996, as well as decreased throughput on both the Illini and Bright Star pipelines. In addition, revenues were lower on the Richfield Gas Storage System due to several storage contracts that were not renegotiated during the period.

Expenses

Lease operating expenses for the nine months ended September 30, 1997 totaled $90.3 million, compared to $64.5 million for the same period in 1996. This 40% increase is a result of the acquisition of the California Properties in the second quarter of 1996. Lease operating expenses per BOE were $5.10 in the first nine months of 1997 when compared to $4.79 in the same period in 1996 due primarily to higher lifting costs associated with the California Properties.

Plant operating expenses of $10.2 million are reflected in the nine months ended September 30, 1997 as compared to $19.6 million for the nine months ended September 30, 1996. The 48% decrease in gas plant expenses is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Pipeline and other operating expenses for the nine months ended September 30, 1997 were $3.5 million, or 30% lower than pipeline operating expenses of approximately $5.0 million for the same period in 1996, due to decreased operating expenses on both the Illini and Bright Star pipelines associated with decreased throughput volumes.

Depreciation, depletion and amortization of $68.9 million for the nine months ended September 30, 1997 reflects an increase of 26% from $54.5 million in the same period in 1996 due to increased oil and gas production volumes as a result of the acquisition of the California Properties partially offset by a decreased depletion rate per barrel of oil equivalent as a result of increased estimated proved oil and gas reserves.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

General and administrative expenses were $14.4 million for the nine months ended September 30, 1997, as compared to $7.8 million for the same period in 1996. This 85% increase is primarily due to an increase in administrative expenses associated with the California Properties acquired during the second quarter of 1996, as well as severance costs of $1.7 million associated with the resignation of the Company's President and Chief Executive Officer, Michael D. Watford, and a reduction in the amount of capitalized administrative costs.

Management fees totaled $9.0 million for the nine months ended September 30, 1997, as compared to $7.1 million for the same period in 1996. This 27% increase is due to the increase in assets under management during the period, primarily associated with the acquisition of the California Properties during the second quarter of 1996.

Interest expense decreased to $20.6 million for the nine months ended September 30, 1997 from $25.8 million in the same period of 1996. The 20% decrease in interest expense is primarily the result of the redemption of the Company's $75.0 million, 12 1/2% Senior Subordinated Notes during the second quarter of 1997, as well as decreased debt under the credit facility due to the repayment of a portion of the debt outstanding under this facility with the proceeds from the issuance of the TECONS in late 1996. In addition, interest expense for the nine months ended September 30, 1996 included $1.7 million in fees associated with a bridge commitment entered into in connection with the acquisition of the California Properties.

Net Income

Income before extraordinary items of $29.0 million was generated for the nine months ended September 30, 1997, as compared to $19.4 million in the same period of 1996. Earnings available to common stockholders after extraordinary items totaled $26.0 million for the nine months ended September 30, 1997 versus $18.6 million for the same period in 1996, after deductions for preferred stock dividends.

                             NUEVO ENERGY COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS    None.
-------             -----------------

ITEM 2.             CHANGES IN SECURITIES
-------             ---------------------

                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    -------------------------------

                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------             ---------------------------------------------------


ITEM 5.             OTHER INFORMATION
-------             -----------------

                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
------              --------------------------------

                    10. Material Contracts
                        10.1 Separation Agreement with Michael D. Watford

                    Reports on Form 8-K.

                    1. Report filed on Form 8-K on September 4, 1997 regarding the resignation of Michael D. Watford from the positions of President, Chief Executive Officer and Chief Operating Officer of Nuevo Energy Company, the appointment of Douglas L. Foshee as its President and Chief Executive Officer and the intention of Mr. J. P. Bryan to resign his chairmanship of Nuevo Energy Company by the end of 1997.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                       (Registrant)



Date:  November 14,  1997           By:    /s/  Douglas L. Foshee
       ------------------                 ----------------------------
                                          Douglas L. Foshee
                                          President,
                                          and Chief Executive Officer


Date:  November 14, 1997            By:   /s/ Robert M. King
       -----------------                  ----------------------------
                                          Robert M. King
                                          Chief Financial Officer