Form 10-K405
period 1997-12-31
NUEVO ENERGY CO
filed 1998-03-17
CIK 861819

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997


                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ________________ to ______________


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


      Registrant's telephone number, including area code: (713) 652-0706

          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class                          Name of each exchange on which
     -------------------                          ------------------------------
                                                            registered
                                                            ----------
Common Stock, par value $.01 per share               New York Stock Exchange
$2.875 Term Convertible Securities, Series A         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1998, was approximately $647,796,384.

As of March 11, 1998, the number of outstanding shares of the registrant's common stock was 20,243,637.

Documents Incorporated by Reference:

Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1997, are incorporated by reference into Part III.

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I

  Item 1.  Business.........................................................  3
  Item 2.  Properties....................................................... 15
  Item 3.  Legal Proceedings................................................ 24
  Item 4.  Submission of Matters to a Vote of Security Holders.............. 24

PART II

  Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters............................................ 25
  Item 6.  Selected Financial Data.......................................... 28
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 29
  Item 8.  Financial Statements and Supplementary Data...................... 41
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................ 89

PART III

  Item 10. Directors and Executive Officers of the Registrant............... 89
  Item 11. Executive Compensation........................................... 89
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................... 89
  Item 13. Certain Relationships and Related Transactions................... 89

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................... 89

           Signatures

                             NUEVO ENERGY COMPANY

                                    PART I

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary
Statements") are throughout this document.   See "Risk Factors".  All subsequent
written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

ITEM 1.   BUSINESS

General

     Nuevo Energy Company ("Nuevo") was formed as a Delaware corporation on March 2, 1990, to acquire the businesses of certain public and private partnerships (collectively "Predecessor Partnerships"). On July 9, 1990, the plan of consolidation ("Plan of Consolidation") was approved by limited partners owning a majority of units of limited partner interests in the Predecessor Partnerships. Such Plan of Consolidation provided for the exchange of the net assets of the Predecessor Partnerships for common stock of Nuevo ("Common Stock"). The Common Stock began trading on the New York Stock Exchange on July 10, 1990, under the symbol "NEV." All references to the "Company" include Nuevo and its majority and wholly-owned subsidiaries, unless otherwise indicated or the context indicates otherwise.

     Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself versus its numerous peer group competitors and to generate long term shareholder value consists of: (i) a unique management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and earnings; (ii) a contrarian investment and financing orientation; (iii) the outsourcing of non-strategic functions; (iv) the alignment of employee compensation structures with shareholder objectives; and (v) a commitment to an exemplary governance structure which reinforces the overarching view of Nuevo as merely a conduit for shareholders to achieve superior long term capital gains.

     The Company accumulates oil and gas reserves through the drilling of exploratory wells on acreage owned by or leased to the Company, or through the purchase of proved reserves from others. The Company maximizes production from these reserves through the drilling of developmental wells and through other exploitative techniques. The Company also owns and operates gas plants, pipeline facilities and other oilfield assets, which are ancillary to the primary business of producing oil and natural gas. The Company also owns certain adjacent surface real estate parcels that may be candidates for development in future years.

Oil and Gas Activities

     Since its inception in 1990, Nuevo has grown and diversified its operations through a series of contrarian acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with an active and growing exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its large inventory of exploitation and exploration projects in its core areas of operation which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, producing properties which have significant potential for further exploration, exploitation and development; and a capital structure supportive of a growing investment program and future acquisitions. During the five years ended December 31, 1997, the Company invested approximately $584.2 million in 23 acquisitions that added estimated net proved reserves of 187.9 MMBBLS of oil and 196.3 BCF of natural gas and replaced 546% of its production at an average cost of $2.92 per barrel of oil equivalent ("BOE"). As a result, the Company's estimated net proved equivalent reserves have increased by approximately 541% since 1993; reserves per share grew by a compound annual rate of 34% and production per share grew by 26%.

     Domestic Operations

     As of December 31, 1997, the Company's estimated net U.S. proved reserves totaled 267.9 MMBOE, or 92% of Nuevo's total proved reserve base. During 1997, the Company's domestic production was 21.8 MMBOE, or 93% of total production.

     The majority of the Company's domestic properties are located in the state of California, where the Company operates from district offices in Bakersfield, Los Angeles, and Santa Maria.

     Nuevo's Bakersfield district operations encompass an estimated net proved reserve base of 100.3 MMBOE as of December 31, 1997, and produced 7.6 MMBOE in 1997. Bakersfield district properties include the Company's interests in the Cymric, Midway Sunset and Belridge oil fields in the Western San Joaquin Basin in Kern County, California, and in the Coalinga gas field in the North San Joaquin Valley. The Company's Bakersfield operations utilize thermal operations to maximize current production and the ultimate recovery of reserves. The Company owns an average 98% working interest (86% net revenue) in its properties in the Cymric field and the entire working interest and an average net revenue interest of approximately 97% in its properties in the Midway Sunset field. Production is from two zones in the Cymric field, the Tulare formation and the Antelope Shale. The Midway Sunset field produces from five zones with the Potter Sand and the thermal Diatomite accounting for the majority of the total production. The productive zones of the Belridge field above 2,000 feet in which the Company owns royalty interest are operated by another independent energy company. The remaining deeper zones of the Belridge field are operated and owned by the Company in fee with 100% working and net revenue interest. The Coalinga gas field is operated by Texaco and the Company owns an average 27% working interest (24% net revenue). Production is from the Gatchell formation.

     Nuevo's Los Angeles district operations encompass an estimated net proved reserve base of 51.3 MMBOE as of December 31, 1997, and produced 2.9 MMBOE in 1997. Los Angeles district properties include the Company's interests in the Brea Olinda oil field in northern Orange County, and in the Huntington Beach and Belmont oil fields in federal OCS leases, offshore Long Beach. The Company operates three fee properties in the Brea Olinda field with a 100% working and net revenue interest. The Company also has royalty interests in additional wells in the Brea Olinda field. Brea Olinda production is from multiple-pay zones in the Miocene and Pliocene sandstones at depths up to 6,500 feet.

     Nuevo's Santa Maria district operations encompass an estimated net proved reserve base of 64.4 MMBOE as of December 31,1997, and resulted in production of
6.6 MMBOE in 1997. Santa Maria district properties include the Company's interests in the Point Pedernales, Dos Cuadras and Santa Clara oil fields in federal OCS leases, offshore Santa Barbara and Ventura Counties, and in a number of smaller onshore oil fields in Santa Barbara and Ventura Counties. The Company acquired a 12% working interest (10% net revenue) in the Point Pedernales field in July 1994 and an additional 68% working interest (57% net revenue) in the field as part of the acquisition of the California properties from Torch in 1996. (See Note 3 to the Notes to Consolidated Financial Statements). The Point Pedernales field is operated by the Company, and is located 3.5 miles offshore Santa Barbara County, California, in federal waters. Production is from the Monterey Shale at depths from 3,500-5,150 feet. The Dos Cuadros field is located offshore five and one-half miles from Santa Barbara in the Santa Barbara Channel. The Company operates three platforms with a 25% working interest (20.8% net revenue) and another platform with a 67.5% working interest (56.3% net revenue).

     The Company also has properties located in East Texas and the onshore Gulf Coast region, which are operated from the Company's headquarters in Houston. Nuevo's Houston district operations encompass an estimated net proved reserve base of 51.9 MMBOE as of December 31, 1997, and produced 4.7 MMBOE in 1997. Houston district properties include the Company's interests in the Oak Hill and Chappell Hill gas fields in Rusk and Panola Counties of Texas; in the Giddings gas field in Grimes County, Texas; in the Weeks Island oil field in Iberia Parish, Louisiana; and in the North Frisco City oil field in Monroe County, Alabama. The Oak Hill field is located in Rusk County, Texas, and produces from the Cotton Valley reservoir and has long-lived natural gas reserves. The Company has an average 94% working interest (80% net revenue) in these wells. In 1996, the Company acquired an average 36% working interest (29% net revenue) in 11 East Texas fields in the Chappell Hill area. (See Note 3 to the Notes to Consolidated Financial Statements). Additionally, 2,529 net mineral acres were acquired. The Company owns an approximate 26% working interest (20% net revenue) in the Weeks Island field. The North Frisco City field is Company-operated. Nuevo owns approximately a 22% working interest (17% net revenue).

     The Company continues to create value through numerous domestic oil and gas development projects. The Company initiates workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,300 domestic exploitation projects on existing properties. Examples of current or planned projects include: (i) infill drilling, the initiation of a new steamflood project, and multiple zone recompletions in the Midway-Sunset field,
(ii) infill drilling and horizontal drilling in the Cymric field, (iii) recompletions and the initiation of a waterflood project in the Brea Olinda field; and (iv) infill drilling in the Oak Hill field. Capital expenditures for domestic exploitation projects totaled $152.5 million in 1997 and are budgeted at approximately $150.0 million in 1998.

     The Company also has an active and growing exploration program targeting high-potential reserve opportunities in California. The Company seeks to reduce the risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys and computer aided exploration ("CAEX") techniques, and by participating with experienced industry partners. The Company's exploration program resulted in nine successful wells out of 14 drilled in 1997. The Company's most significant domestic discoveries in 1997 were: (i) three successful Antelope Shale exploratory tests in the Monument Junction area of the Cymric field, which yielded a combined initial production rate of 793 net barrels of oil per day; and (ii) the A-28 extended reach well drilled off Platform Irene, which established the southeastern extension of the Point Pedernales field, now known as the Tranquillon Ridge Unit, and which produced at an initial rate of 1,173 net barrels of oil per day.

     Capital expenditures for domestic exploration activity totaled $18.5 million in 1997 and are budgeted at approximately $33.0 million in 1998.

     International Operations

     As of December 31, 1997, the Company's estimated international proved reserves totaled 24.5 MMBOE, or 8% of Nuevo's total proved reserve base. During 1997, the Company's international production was 1.6 MMBOE, or 7% of Nuevo's total production.

     The Company's international reserves and production consist of a 43.75% working interest (32.5% average net revenue) in the Yombo and Masseko oil fields located in the Marine I Permit offshore the Republic of Congo in West Africa ("Congo"). Estimated net proved reserves of the Yombo and Masseko oil fields as of December 31, 1997 were 24.5 MMBOE, and production during 1997 totaled 1.6 MMBOE, all from the Yombo field. The properties are located 27 miles offshore in approximately 360 feet of water. The Company also owns an interest in a converted super tanker with storage capacity of over one million barrels of oil for use as a floating production, storage and off loading vessel ("FPSO"). The Company's production is converted to No. 6 fuel oil with less than 0.3% sulfur content on the FPSO.

     The Company's most significant international discovery in 1997 was the Masseko M-4 well drilled on the Marine I Permit approximately six miles to the northwest of the Yombo field. The Company drilled an exploration well to evaluate the Lower Sendji and sub-salt sections underlying the Masseko structure, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by a previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being evaluated and will be formulated in 1998. Other potential exploration features of the concession are being evaluated for possible future drilling.

     During 1996, the Company drilled a successful exploration well, the B-14, to the Lower Sendji formation in the

Yombo field. This well is completed in half of the 236 feet of net pay and has produced over 900 gross MBOE as of December 31, 1997. Additionally, the Company initiated a waterflood project to enhance production from existing Upper Sendji and Tchala zones in 1997. During 1996, the Company completed a six well development drilling program in the Congo, which contributed approximately 1,800 gross barrels of oil per day during 1997.

     Plans for 1998 include offset development drilling to the B-14 well and three shallow infill wells associated with the waterflood implementation.

     In 1997, revenues relating to production from the Congo represented approximately 7% of the total oil and gas revenues for the Company.

     In March 1997, Nuevo Ghana, Inc., ("Nuevo Ghana"), a wholly-owned subsidiary of the Company, signed a petroleum agreement (the "Agreement") with the Republic of Ghana in West Africa ("Ghana") and the Ghana National Petroleum Corporation, ("GNPC"), for petroleum rights covering approximately 1.7 million acres offshore Ghana in the East Cape Three Points prospect area. The Company is the operator with a 75% working interest, and a third party holds the remaining 25% working interest. Since signing the Agreement, the Company has reprocessed approximately 4,000 kilometers of seismic data, and is currently in the process of analyzing new seismic data. The first well is scheduled to be drilled in the second half of 1998.

     In October 1997, Nuevo Ghana signed a second petroleum agreement with Ghana and GNPC for petroleum rights covering an additional 2.7 million acres offshore Ghana in the Accra-Keta prospect area. The Company is the operator of this prospect with a 100% working interest. This new prospect area is sixty miles to the east of the Company's 1.7 million acres awarded in March 1997. The exploration program for the Company's new acreage is similar to the initial Agreement and involves reprocessing existing seismic data, shooting additional seismic and drilling an exploration well during the first phase of the agreement.

     The Company's 1998 international exploration budget of approximately $14.0 million includes wells in Ghana (West Africa), Tunisia (North Africa) and in Australia.

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by the Overseas Private Investment Corporation ("OPIC"). The Company is currently investigating its options for political risk insurance in Ghana. See "Risk Factors".

                             NUEVO ENERGY COMPANY


Gas Plant, Pipelines and Other Facilities

     The Company owns and operates gas plants, pipeline facilities and other oilfield assets, which are ancillary to the primary business of producing oil and natural gas.

     The Company owns three gas plants in California which are strategic assets for the Company's oil and gas activities in California. The Stearns Gas Plant is located in the Brea Olinda field and was processing 3.6 MMCFD at December 31, 1997. The Santa Clara Valley Gas Plant serves the Torrey field located east of Ventura, California and was processing 9.5 MMCFD at December 31, 1997. The HS&P Gas Plant, located in the Point Pedernales field, became operational in September 1997. The HS&P Gas Plant is used to process gas production from the Point Pedernales field. At December 31, 1997, the HS&P Gas Plant was processing
4.5 MMCFD.

     In addition to the gas plants which process Company production, Nuevo owns certain non-core gas gathering, pipeline and storage assets. In December 1997, the Company announced its intention to dispose of these non-core assets during 1998. Such assets include: the Richfield Gas Storage project (a storage facility in Morton County, Kansas, with a working gas capacity of 5 BCF), an 80% interest in Bright Star Gathering, Inc. (which owns a 90% partnership interest in a 150-mile gas gathering system in Leon County, Texas), and Illini Carrier, L.P. (which operates an 84-mile natural gas pipeline in Illinois). The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of approximately $26.0 million, reflecting the estimated loss on the disposition of these assets. The Company's results of operations will include the operating results from these assets through the disposition date; however these assets will no longer be depreciated.

     On May 2, 1997, the Company sold its 95% interest in NuStar Joint Venture, which owned an interest in the Benedum natural gas processing plant, and an interest in certain related assets and natural gas gathering systems located in West Texas. The Company recognized a $2.3 million gain on this sale, which was effective January 1, 1997.

Real Estate

     In April 1996, along with its acquisition of certain California upstream oil and gas properties from Union Oil Company of California ("Unocal"), (see "Acquisitions and Divestitures"), the Company acquired tracts of land in Orange and Santa Barbara Counties in California, two office buildings, one in Ventura County and one in Santa Barbara County, and nearly 16,000 acres of agricultural property in the central valley of California. As of December 31, 1997, there was $49.5 million allocated to land and $5.5 million allocated to buildings and improvements.

     The surface fee in Orange County lies within the sphere of influence of the city of Brea, which is in north Orange County and includes three fee parcels, the Stearns Fee, the Stearns Columbia Fee and the Naranjal "B" Fee. These are contiguous parcels with gross development acreage of 764 acres. Currently, Nuevo is in the process of obtaining the entitlement to sell this property for residential development. The city of Brea will be the oversight agency for these entitlements, which are estimated to take 30 to 36 months to obtain at an estimated cost of $1.75 million to $2.25 million. The Company allocated $26.3 million in book value from the Unocal Properties' purchase price to this surface fee. Plans are being formulated in relation to the tract of land in Santa Barbara County.

     The two office buildings acquired from Unocal currently house Nuevo and Torch employees in the district offices in Los Angeles and Santa Maria.

     The agricultural land, primarily in Kings County, Fresno County and Kern County, has surface leases for grazing or farming use, which are compatible with the production of oil.

                             NUEVO ENERGY COMPANY


Acquisitions and Divestitures of Oil and Gas Properties

     Consistent with its contrarian acquisition and divestiture strategy, Nuevo has, from time to time, been an active participant in the market for oil and gas properties. The Company attempts to purchase high growth assets which, for any of a variety of reasons, are out of favor in the marketplace and hence available for acquisition at attractive prices. From time to time, the Company also seeks to divest itself of lower growth assets at times when those assets are valued highly by the marketplace. Examples of this contrarian strategy are listed below:

     In July 1996, the Company completed the acquisition of certain East Texas oil and gas properties, which added 31.2 BCF to the Company's reserve base, for a net purchase price of $9.3 million in cash. The package consisted of interests in 11 fields. In December 1996, the holders of the preferential rights on these properties exercised such rights for a cash payment of $8.0 million, acquiring properties constituting approximately half of the estimated proved reserves related to this acquisition.

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

     In April 1996, the Company acquired certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") from Unocal and certain California oil properties ("Point Pedernales Properties" and, together with the Unocal Properties, the "California Properties") from Torch Energy Advisors Incorporated ("Torch") and certain of its wholly-owned subsidiaries for a combined net purchase price of $525.0 million, plus a contingent payment based on future realized oil prices. The California Properties consist of 52 fields with approximately 2,700 active wells, and estimated net proved reserves as of December 31, 1997 of 216.0 MMBOE. During 1997, the California Properties constituted 73% of the Company's total oil and natural gas production on a barrel of oil equivalent basis. Since acquiring the California Properties, the Company has spent approximately $159.0 million to commence over 300 exploitation and development projects.

     In February 1995, the Company acquired a wholly-owned subsidiary of Amoco Production Company ("APC") in the Congo adding 20.8 MMBBLS of oil to the Company's reserve base for a net purchase price of $.6 million. As part of the acquisition, the Company acquired an interest in a converted super tanker for use as an FPSO.

Industry Segment Information

     For industry segment data (including foreign operations), see Note 13 to the Notes to Consolidated Financial Statements.

Markets

     The markets for hydrocarbons continue to be quite volatile. The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign oil imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations. (See Note 16 to the Notes to Consolidated Financial Statements.)

     Properties characterized by the production of San Joaquin Valley heavy oil (defined herein as those fields which produce primarily 15 degrees API quality crude oil or heavier through thermal operations) constituted 27% of the Company's total 1997 output.

     In addition, properties which produce primarily other grades of relatively heavy oil (generally, 19 degrees API or heavier but produced through non-thermal operations) constituted 11% of the Company's total 1997 output.

     The market for California heavy oil differs from the established market indices for oil elsewhere in the U.S., due principally to the higher transportation and refining costs associated with heavy oil.

     The Company's Yombo Field production in its Marine I Permit offshore the Congo produces a relatively heavy crude oil (16-20 degrees API gravity) which is processed into a low-sulfur No. 6 fuel oil product for sale to worldwide markets. Production from this property constituted 7% of the Company's total 1997 output. The market for residual fuel oil differs from the markets for WTI and other benchmark crudes due to its primary use as an industrial or utility fuel versus the higher value transportation fuel component which is produced from refining most grades of crude oil.

     Sales to Unocal accounted for 62% and 52% of 1997 and 1996 revenues, respectively. Sales to Rexene Corporation accounted for 18% of 1995 revenues. In 1995, sales to Stinnes Interoil, Inc. accounted for 13% of total revenues. Management of the Company does not believe that the loss of any single customer or contract would materially affect its business.

     Under the terms of a $30.0 million volumetric production payment, the Company is committed to deliver 10.7 BCF of natural gas through December 1998. As of December 31, 1997, the Company had delivered 9.7 BCF under this commitment. (See Note 5 of the Notes to Consolidated Financial Statements). There are no other significant delivery commitments and substantially all of the Company's oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. The Company from time to time may enter into crude oil and natural gas price swaps or other similar transactions to hedge its exposure to price fluctuations.

                             NUEVO ENERGY COMPANY


Regulation

     Oil and Gas Regulation

     The availability of a ready market for any oil and gas production depends upon numerous factors beyond the Company's control. These factors include state and Federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which the Company may conduct operations. State and Federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various Federal, state and local agencies.

     The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, The FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

     The Company's sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. In this connection, FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC will also, under defined circumstances, permit alternative ratemaking methodologies for interstate oil pipelines such as the use of cost of service rates, settlement rates, and market-based rates. Market-based rates will be permitted to the extent the oil pipeline can demonstrate that it lacks significant market power in the market in which it proposes to charge market-based rates.

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

                             NUEVO ENERGY COMPANY


     Activities of the Company with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and Federal authorities including the Environmental Protection Agency ("EPA"), the Department of Transportation and FERC. Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures.

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

     Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a facility and persons that disposed of or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA's definition of "hazardous substances." The Company may also be an owner of facilities on which "hazardous substances" have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such wastes have been released. Neither the Company nor, to its knowledge, its Predecessor Partnerships has been named a potentially responsible person under CERCLA nor does the Company know of any prior owners or operators of its properties that are named as potentially responsible parties related to their ownership or operation of such property.

                             NUEVO ENERGY COMPANY


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

     Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose certain duties and liabilities on "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability to each responsible party for oil removal costs and a variety of public and private damages. Few defenses exist to the liability imposed by OPA.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10.0 million in specified state waters to $35.0 million in federal OCS waters, with higher amounts, up to $150.0 million in certain limited circumstances, where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether the financial responsibility requirements under the OPA amendments or the proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of the financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to its similarly or less capitalized competitors.

     Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Competition

     The Company operates in the highly competitive areas of oil and gas exploration, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment and the availability of alternate fuel sources are factors that affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies and a substantial number of independent energy

                             NUEVO ENERGY COMPANY


companies, many of which possess greater financial and other resources than the Company.

Personnel

     At December 31, 1997, the Company employed 59 full time employees who represent the executive officers and key operating, exploration, financial and accounting management. The Company outsources certain administrative and operational functions to Torch, which maintains a large technical, operating, accounting and administrative staff. Pursuant to an agreement with Torch (the "Torch Agreement"), Torch administers certain business activities of the Company for a monthly fee based on a fixed percentage of operating cash flow and total assets (as defined). (See Note 6 to the Notes to Consolidated Financial Statements). The combined personnel of Torch and the Company consisted of 780 employees at December 31, 1997.

                             NUEVO ENERGY COMPANY


ITEM 2.   PROPERTIES

Reserves, Productive Wells, Acreage and Production

     The Company holds interests in oil and gas wells located in the United States and West Africa. The Company's principal developed properties are located in California, Texas, Louisiana, Alabama, and Congo, West Africa; undeveloped acreage (see next page for detail) is located primarily in California, Texas, Nevada, Mississippi, Congo and Ghana. Estimated proved oil and gas reserves at December 31, 1997 increased approximately 16% since December 31, 1996, primarily as a result of development drilling activities. (See Note 16 to the Notes to Consolidated Financial Statements). The Company has not filed any different oil or gas reserve information with any foreign government or other Federal authority or agency.

     The following table sets forth certain information, as of December 31, 1997, which relates to the Company's principal oil and gas properties:

                                                        Net Proved Reserves
                                                         December 31, 1997                           1997 Production
                                                 -----------------------------------        ----------------------------------
                                     Gross         Oil            Gas                         Oil           Gas
                                     Wells       (Mbbls)         (Mmcf)         MBOE        (Mbbls)        (Mmcf)         MBOE
                                     -----       -------         ------         ----        -------        ------         ----
U.S. PROPERTIES
California Fields
 Cymric.......................         498        39,591         6,644         40,698         3,109           735         3,231
 Midway-Sunset................         497        39,781           ---         39,781         2,628           ---         2,628
 Brea Olinda..................         246        29,593        18,524         32,680           748           192           780
 Point Pedernales.............          14        15,789         6,064         16,800         2,118           364         2,179
 Belridge.....................         422        14,078         2,063         14,422           363           305           414
 Dos Cuadras..................         102         6,034         4,520          6,787           416           296           465
 Coalinga.....................          50           188         8,929          1,676            85         3,951           743
 Huntington Beach.............          20         9,987         1,236         10,193           535            76           548
 Santa Clara..................          46        12,959        10,079         14,639           973           671         1,085
 Belmont......................          14         2,550           605          2,651           704           136           727
 South Mountain...............         119         3,271         3,402          3,838           227           256           270
 Other........................         643        25,506        37,909         31,824         2,785         7,630         4,057
                                     -----       -------       -------        -------        ------        ------        ------
  Total California
    Fields....................       2,671       199,327        99,975        215,989        14,691        14,612        17,127
                                     -----       -------       -------        -------        ------        ------        ------
Other U.S. Fields
 Oak Hill, Tx.................         269           399       256,523         43,153            29        11,465         1,940
 Chappell Hill, Tx............         167           499        14,436          2,905            90         1,589           355
 Weeks Island, La.............           9           756         1,097            939           227           150           252
 N.Frisco City, Al............           7           988         1,317          1,207           348           392           413
 Giddings, Tx.................          13            89        10,271          1,801            27         6,342         1,084
 Other........................          48           713         7,072          1,892           442         1,075           621
                                     -----       -------       -------        -------        ------        ------        ------
   Total other
     U.S. fields..............         513         3,444       290,716         51,897         1,163        21,013         4,665
                                     -----       -------       -------        -------        ------        ------        ------
Total U.S.
 Properties...................       3,184       202,771       390,691        267,886        15,854        35,625        21,792
                                     -----       -------       -------        -------        ------        ------        ------
FOREIGN PROPERTIES
 Yombo, Congo.................          22        17,388           ---         17,388         1,555           ---         1,555
 Masseko, Congo...............         ---         7,105           ---          7,105           ---           ---           ---
                                     -----       -------       -------        -------        ------        ------        ------
Total Foreign
 Properties...................          22        24,493           ---         24,493         1,555           ---         1,555
                                     -----       -------       -------        -------        ------        ------        ------
Total Properties..............       3,206       227,264       390,691        292,379        17,409        35,625        23,347
                                     =====       =======       =======        =======        ======        ======        ======

                             NUEVO ENERGY COMPANY


Acreage

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1997. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A "net acre" is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.


                                       Gross      Net
                                       -----      ---

          Developed Acreage            340,703    155,984
          Undeveloped Acreage        4,722,725  4,152,919
                                     ---------  ---------
                Total                5,063,428  4,308,903
                                     =========  =========

     The following table sets forth the Company's undeveloped acreage as of December 31, 1997:

                                       Gross      Net
                                       -----      ---


          California                   158,062    120,441
          Texas                         59,595     20,367
          Nevada                        18,468      2,309
          Mississippi                   17,692      5,323
          Congo, West Africa:
            Marine I Permit             38,000     16,625
          Ghana, West Africa:
            East Cape Three Points   1,700,000  1,275,000
            Accra-Keta               2,700,000  2,700,000
          Other                         30,908     12,854
                                     ---------  ---------
             Total                   4,722,725  4,152,919
                                     =========  =========
Productive Wells

     The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1997. Productive wells are producing wells and wells capable of production.

                                         Gross       Net
                                         -----       ---

     Oil Wells                           2,892      2,451
     Gas Wells                             314        123
                                         -----      -----
     Total                               3,206      2,574
                                         =====      =====

                             NUEVO ENERGY COMPANY


Production

     The Company's principal production volumes for the year ended December 31, 1997, were from the states of California, Texas, Alabama, Louisiana, and from the Congo, West Africa.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appears in Note 16 to the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities

     During the three year period ended December 31, 1997, the Company's principal drilling activities occurred in the continental United States and offshore in state and Federal waters, and offshore the Congo in West Africa.

     The Company believes that its demonstrated ability to reduce operating costs to levels well below those of the larger oil and gas companies from which acquisitions have been made allows it to compete successfully in an industry characterized by fluctuating commodity prices.

     Between the date of the California Properties acquisition, April 9, 1996, and the end of 1997, the Company drilled 171 wells in the Cymric field in central California, which contained 14% of the Company's total estimated net proved equivalent reserves at December 31, 1997, and anticipates drilling approximately 95 wells during 1998. In the Midway-Sunset field in central California, which contained 14% of the total estimated net proved equivalent reserves at December 31, 1997, the Company drilled 58 wells during 1997, and plans to drill approximately 55 wells in 1998.

     In the Oak Hill field in Rusk County, Texas, the Company drilled 29 wells in 1997. The Company received Texas Railroad Commission approval for 80 acre spacing in March 1995, providing a total of 189 additional drilling locations (130 remain as of December 31, 1997), 50 of which are included in the Company's estimated net proved reserve volumes at December 31, 1997. The Company commenced a two rig drilling program in July 1996, and plans to continue drilling through 1998.

     In 1996, the Company sold 177 producing wells and the majority of its undeveloped acreage in the Giddings field and East Texas Austin Chalk formation for $27.3 million. The Company retained ownership of several wells and surrounding acreage in the Turkey Creek prospect area of the Austin Chalk trend. The Company drilled 5 wells in 1997 and 3 wells in 1996 in this area. Three of the five wells drilled in 1997 tested at gross rates of over 18 MMCFD.

     In 1997, the Company drilled an exploration well to evaluate the Lower Sendji and sub-salt sections underlying the Masseko structure located several miles to the west of the Yombo field in the Congo, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by the previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being evaluated and will be formulated in

1998. Other potential exploration features are being evaluated for possible future drilling. Additionally, the Company initiated a waterflood project to enhance production from existing Upper Sendji and Tchala zones. During 1996, the Company completed a six well development drilling program in the Congo, which contributed approximately 1,800 gross barrels of oil per day during 1997. Also during 1996, the Company drilled a successful exploration well, the B-14 to the Lower Sendji formation in the Yombo field. This well is completed in half of the 236 feet of net pay and has produced over 900 gross MBOE as of December 31, 1997. Plans for 1998 include offset development drilling to the B-14 well and three shallow infill wells associated with the waterflood implementation.

     The Company's exploration program resulted in nine successful wells out of 14 drilled in 1997. The Company's most significant discoveries in 1997 were in:
(i) the Masseko structure offshore Congo, West Africa, (ii) the Monument Junction reservoir in Cymric field, California; and (iii) Tranquillon Ridge, offshore California. In 1996, the Company's exploration program resulted in 6 successful wells out of 13 drilled. Discoveries included sections in the Yombo field, Cymric field and at North Riley Ridge in Western Wyoming. In 1995, the Company's exploration program resulted in 7 successful wells out of 16 drilled in Hinds County, Mississippi and Cameron Parish, Louisiana.

     The Company had 23 gross (18.66 net) wells in progress at December 31, 1997. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                            Exploratory Wells
                            -----------------
                Gross                               Net
     ------------------------------   -----------------------------
                    Dry                              Dry
     Productive    Holes    Total        Productive  Holes    Total
     --------------------------------------------------------------

1995    7             9       16             1.32     1.97     3.29
1996    6             7       13             3.40     2.09     5.49
1997    9             5       14             6.63     2.33     8.96


                            Development Wells
                            -----------------
                Gross                               Net
     ------------------------------   -----------------------------
                    Dry                              Dry
     Productive    Holes    Total        Productive  Holes    Total
     --------------------------------------------------------------

1995   53             0       53            15.30     ---     15.30
1996  149             1      150           125.24     1.00   126.24
1997  236             1      237           217.52     1.00   218.52

                             NUEVO ENERGY COMPANY


Gas Plant, Pipelines and Other Facilities

     As of December 31, 1997, the Company owned interests in the following gas plant and pipeline facilities:

                                                              1997
                                                 Capacity  Throughput  Ownership
  Facility        State        Operator            MMCFD       MMCFD    Interest
  --------        -----        --------          --------  ----------  ---------

  Illini         Illinois     Illini Carrier,         50       11.8       100%
  Carrier                     L.P.

  Bright Star    Texas        Bright Star Gathering   30        3.1        72%
                              Incorporated

  Stearns Gas    California   Torch Operating          6        3.6       100%
   Plant                      Company

  Santa Clara    California   Torch Operating         18        9.5       100%
   Plant                      Company

  HS&P Gas       California   Torch Operating         13        4.5        80%
   Plant                      Company

     The Richfield Gas Storage facility is located in Morton County, Kansas and is operated by Duke Energy Field Services, Inc. The storage facility has a working gas capacity of 5 BCF with firm gas storage agreements for 3.5 BCF in place at December 31, 1997. The Company owns a 48.5% interest in the facility.

     On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The Company recognized a pre-tax gain of $2.3 million. The effective date of this sale was January 1, 1997. Additionally, in December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering,
pipeline and storage assets during 1998.   Such assets include the Company's
48.5% interest in the Richfield Gas Storage facility, an 80% interest in Bright Star Gathering, Inc. and the Illini pipeline. This resulted in a non-cash, pre-tax charge to fourth quarter 1997 earnings of approximately $26.0 million, reflecting the estimated loss on the disposition of these assets. The Company's results of operations will include operating results from these assets through the disposition date; however these assets will no longer be depreciated. The Company will retain its California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

Risk Factors

Volatility of Oil and Gas Prices

     The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive

                             NUEVO ENERGY COMPANY


terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries ("OPEC"), governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign oil imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations.

     Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

     A portion of the Company's production is California heavy oil. The market for California heavy oil differs substantially from the established market indices for oil and gas, due principally to the higher transportation and refining costs associated with heavy oil. As a result, the price received for heavy oil is generally lower than the price for medium and light oil, and the production costs associated with heavy oil are relatively higher than for lighter grades. The margin (sales price minus production costs) on heavy oil sales is generally less than for lighter oil, and the effect of material price decreases will more adversely affect the profitability of heavy oil production compared with lighter grades of oil.

Reserve Replacement Risks

     The Company's future performance depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, the Company's reserves and revenues will decline. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

     The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that the Company's exploitation and development activities will result in any increases in reserves. The Company's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. In addition, the costs of exploitation and development may materially exceed initial estimates.

                             NUEVO ENERGY COMPANY


Substantial Capital Requirements

     The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and the proceeds of debt and equity issuances. The Company believes that it will have sufficient cash provided by operating activities and borrowings under its bank credit facility to fund planned capital expenditures. If revenues or the Company's borrowing base decreases as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

Uncertainty of Estimates of Reserves and Future Net Cash Flows

     Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, and development and operating expenditures may not occur as estimated. Future results of operations of the Company will depend upon its ability to develop, produce and sell its oil and gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

Operating Risks

     Nuevo's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations. The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance

                             NUEVO ENERGY COMPANY

coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.

Foreign Investments

     The Company's foreign investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environments and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance the Company will be successful in protecting against such risks.

     The Company's international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

     The Company's private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from its ownership of foreign oil and gas properties. In the foreign countries in which the Company does business, the state generally retains ownership of the minerals and consequently retains control of (and in many cases, participates in) the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States, and estimates of reserves attributable to properties located outside the United States, may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges.

Hedging

     The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. In a typical hedging transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty

                             NUEVO ENERGY COMPANY


the difference. The Company would be required to pay the counterparty the difference between such prices regardless of whether the Company's production was sufficient to cover the quantities specified in the hedge. In addition, the index used to calculate the floating price in a hedge is frequently not the same as the prices actually received for the production hedged. The difference (referred to as basis differential) may be material, and may reduce the benefit or increase the detriment caused by a particular hedge. There is not an established pricing index for hedges of California heavy crude oil production, and the cash market for heavy oil production in California tends to vary widely from index prices typically used in oil hedges. Consequently, hedging California heavy crude oil is particularly subject to the risks associated with volatile basis differentials.

Competition; Markets for Production

     The Company operates in the highly competitive areas of oil and gas exploration, exploitation, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of gas are factors which affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which possess greater financial and other resources than the Company.

     The Company's heavy crude oil production in California requires special treatment available only from a limited number of refineries. Substantial damage to such a refinery or closures or reduction in capacity due to financial or other factors could adversely affect the market for the Company's heavy crude oil production.

Environmental and Other Regulation

     The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. The Company could incur substantial costs to comply with environmental laws and regulations.

                             NUEVO ENERGY COMPANY


     The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the OPA, could have a material adverse impact on the Company.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas (the "Lopez Case"). The plantiffs allege: i) underpayment of royalties and claim damages, on a gross basis, of $27.7 million plus $26.2 million in interest for the period from 1985 to date;
ii) that their production was improperly commingled with gas produced from an adjoining lease's production, resulting in damages, including interest, of $40.8 million (gross); and iii) numerous other claims, including claims for drainage, breach of the implied covenant to reasonably develop the lease, conversion, fraud, emotional distress, lease termination and exemplary damages, which may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

     The Company has been named as a defendant in certain other lawsuits
incidental to its business.   Management does not believe that the outcome of
such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties in any litigation. The Company is defending itself vigorously in all such matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                             NUEVO ENERGY COMPANY


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The principal market on which the Company's Common Stock is traded is the New York Stock Exchange (Symbol: NEV). There were approximately 1,442 stockholders of record and approximately 9,375 additional beneficial owners as of March 11, 1998. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates the use of cash flows for expansion of its operations. In addition, certain restrictions contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 8 to the Notes to Consolidated Financial Statements). The high and low recorded prices of the Company's Common Stock during 1996 and 1997 are presented in the following table:

                                                   Market Price
                                                   ------------
                                                    High   Low
                                                    ----   ---
Quarter Ended:


     March 31, 1996.......................        $28.75  $20.38
     June 30, 1996........................        $32.75  $26.88
     September 30, 1996...................        $43.00  $30.75
     December 31, 1996....................        $53.75  $41.50

     March 31, 1997.......................        $57.63  $38.38
     June 30, 1997........................        $45.38  $34.38
     September 30, 1997...................        $52.63  $39.94
     December 31, 1997....................        $49.13  $38.00

Treasury Stock Repurchases

     In March 1997, the Board of Directors of the Company authorized the open market repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996. In December 1997, the Board of Directors authorized the open market repurchase of an additional 500,000 shares of Common Stock during 1998.

Put Options

     In May 1997, the Company sold put options on its Common Stock to a third party. The options gave the purchaser the right to sell to the Company 500,000 shares of its Common Stock at prices ranging from $40.26 to $41.04 per share through December 31, 1997. The contract gave the Company the choice of net cash, net share, or physical settlement. Any repurchased shares would have been treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions, which is reflected in additional paid-in capital on the balance sheet. As of December 31, 1997, 400,000 of these options had expired with the Company's share prices above the strike price,

                             NUEVO ENERGY COMPANY


and 100,000 of these options were settled on December 31, 1997, for a nominal amount of net cash.

Shareholder Rights Plan

     In March 1997, the Company adopted a Shareholder Rights Plan to protect the Company's shareholders from coercive or unfair takeover tactics. Under the Shareholder Rights Plan, each outstanding share and each share of subsequently issued Common Stock has attached to it one Right. Generally, in the event a person or group ("Acquiring Person") acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock without the prior consent of the Company, or the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market price of two times the exercise price of the Right. The Company may redeem the Right for $.01 at any time before a person or group becomes an Acquiring Person without prior approval. The Rights will expire on March 21, 2007, subject to earlier redemption by the Board of Directors of the Company.

Executive Compensation Plan

     During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period, and the Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership will be based on multiples of base salary and will be administered by the Compensation Committee of the Board of Directors. Initially, the Plan will apply to all executives at a level of Vice-President and above.

Private Placements of Securities

     On April 9, 1996, the Company acquired the Point Pedernales Properties from Torch for an adjusted net purchase price of $35.7 million. The Company paid the purchase price of the Point Pedernales Properties by issuing to Torch 1,275,000 shares (the "Shares") of the Company's Common Stock valued at $28.00 per share, the price to the public in the Company's public offering of common stock that closed on that same date. On April 9, 1996, the Company also issued to John B. Hall and EnCap Investments, Inc. warrants ("Warrants") to purchase 120,000 and 30,000 shares of Common Stock, respectively. The Warrants were issued as brokers' fees for services rendered in connection with the Company's acquisition of the California Properties. The Warrants had an initial exercise price of $28.00 per share and were exercisable for a period of five years. The Warrants were exercised in the first quarter of 1997.

                             NUEVO ENERGY COMPANY


     The Company believes that since (i) the Shares and Warrants were offered without general solicitation or advertisement to only three sophisticated investors who were knowledgeable about Nuevo, had access to Nuevo's filings with the SEC and were intimately involved in negotiating the acquisition of the California Properties, (ii) the Shares and the Warrants were issued pursuant to direct negotiations with such persons and (iii) the Shares, Warrants and shares of Common Stock issuable upon exercise of the Warrants are subject to restrictions on transfer, the issuance of the Shares and the Warrants and the issuance of the shares of Common Stock issued upon exercise of the Warrants qualified for the exemption from the registration provisions of the Securities Act provided by Section 4(2) thereof.

                             NUEVO ENERGY COMPANY


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8 (amounts in thousands, except per share data).



                                                                As of and For the Years Ended December 31,
                                               --------------------------------------------------------------------------
                                               1997              1996             1995              1994             1993
                                               ----              ----             ----              ----             ----
Oil and gas revenues................         $335,202          $279,859         $102,455          $ 79,585         $ 66,823
Gas plant revenues..................           11,597            34,802           27,183            28,798           24,680
Pipeline and other
  revenues..........................            5,772             6,774            7,222            10,309           14,697
Gain on sale of asset...............            2,287               ---              ---               ---              ---
Interest and other
  income............................            3,335             1,614            1,106               245            1,271
                                             --------          --------         --------          --------         --------
  Total revenues....................          358,193           323,049          137,966           118,937          107,471

Total costs and expenses
   before extraordinary
   item (including
   income taxes and
   minority interest)/(2)/..........          336,418           288,353          128,956           136,540           98,538
Extraordinary loss on
   early estinguishment
   of debt..........................            3,024               ---              ---               ---              ---
                                             --------          --------         --------          --------         --------
Net income (loss)/ (1)/.............         $ 18,751          $ 34,696         $  9,010          $(17,603)        $  8,933
                                             ========          ========         ========          ========         ========
Earnings (loss)
   attributable to
   Common stockholders/(2)/                  $ 18,751          $ 33,757         $  7,538          $(19,353)        $  7,183

Earnings (loss) per
   Common share -
   Basic(1)(3)......................         $    .95          $   2.01         $    .68          $  (1.80)        $    .72

Earnings (loss) per
   Common share -
   Diluted(3).......................         $    .92          $   1.87         $    .68          $  (1.80)        $    .72

Total Assets........................         $904,773          $863,803         $306,544          $307,220         $287,591

Long-term debt, net of
  current maturities................         $305,940          $287,038         $113,032          $118,219         $ 87,049

---------------------
/(1)/ No Common Stock dividends have been declared since the formation of the Company. See Note 8 to the Notes to Consolidated Financial Statements concerning restrictions on the payment of Common Stock dividends.

/(2)/ Includes $34.6 million related to the excess of capitalized costs over future net revenues in 1994. (See Note 2 to the Notes to Consolidated Financial Statements).

/(3)/ Retroactively restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". (See Note 2 to the Notes to Consolidated Financial Statements).

                             NUEVO ENERGY COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself versus its numerous peer group competitors and to generate long term shareholder value consists of: (i) a unique management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and earnings; (ii) a contrarian investment and financing orientation; (iii) the outsourcing of non-strategic functions; (iv) the alignment of employee compensation structures with shareholder objectives; and (v) a commitment to an exemplary governance structure which reinforces the overarching view of Nuevo as merely a conduit for shareholders to achieve superior long term capital gains.

     Nuevo is an independent energy company. Since its inception in 1990, Nuevo has grown and diversified its operations through a series of contrarian acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with an active and growing exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its large inventory of exploitation and exploration projects in its core areas of operation which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, producing properties which have significant potential for further exploration, exploitation and development; and a capital structure supportive of a growing investment program and future acquisitions.

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

                                            Year Ended December 31,
                                         ----------------------------
                                          1997       1996       1995
                                          ----       ----       ----
     Production:
       Oil (MBBLS)..................     17,127     13,051      3,947
       Natural gas (MMCF)...........     35,625     34,775     28,913
       Natural gas liquids (MBBLS)..        282        293        ---

                             NUEVO ENERGY COMPANY


                                            Year Ended December 31,
                                         ----------------------------
                                          1997       1996       1995
                                          ----       ----       ----

     Average sales price:
       Oil (per barrel)                  $14.86     $15.84     $14.34
       Natural gas (per MCF)             $ 2.06     $ 2.08     $ 1.55

     Average unit production cost
       per equivalent barrel (6 MCF
       equal 1 barrel)                   $ 5.28     $ 4.86     $ 3.29

     Average unit depletion rate
       per equivalent barrel (6 MCF
       equal 1 barrel):
         Domestic                        $ 3.95     $ 4.05     $ 4.98
         Foreign                         $  .85     $  .75     $  .75

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and directly associated internal costs) are capitalized into a "full cost pool" as incurred on a continent-by-continent basis. Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved recoverable oil and natural gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Domestic depletion expense per equivalent barrel of production was $3.95 in 1997, $4.05 in 1996 and $4.98 in 1995. Foreign depletion per equivalent barrel of production was $.85 in 1997, and $.75 in 1996 and 1995. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the tax affected discounted future net revenues of proved oil and natural gas reserves, on a continent-by-continent basis, such excess capitalized costs would be charged to operations. No such charge was required in 1997, 1996, or 1995.

                             NUEVO ENERGY COMPANY


Financing Activities

     The Company has $309.7 million in outstanding indebtedness at December 31, 1997, which is scheduled to mature as follows (amounts in thousands):

          1998........                $  3,716
          1999........                   3,716
          2000........                     212
          2001........                      12
          2002........                     ---
          Thereafter..                 302,000
                                      --------
                                      $309,656
                                      ========

     On February 13, 1998, the Company's line of credit under its revolving credit facility with a bank group led by NationsBank of Texas N.A. (the "Credit Facility") was increased from $385.0 million to $400.0 million. (See Note 10 to the Notes to Consolidated Financial Statements.) The Credit Facility originally matured on May 17, 2001 but was amended to mature on April 1, 2003. The maximum borrowings that may be outstanding under the Credit Facility may not exceed a borrowing base ("Borrowing Base") based on the present value of the Company's oil and gas reserves based on assumptions regarding prices, production and costs approved by the bank group. The Borrowing Base, $289.0 million at December 31, 1997, was increased to $330.0 million in February 1998 and will be reset annually. Sales of assets in excess of $10.0 million will trigger a requirement to re-calculate the Borrowing Base. If amounts outstanding under the Credit Facility exceed the Borrowing Base, as redetermined from time to time, the Company will be required to repay such excess, and may be required to sell assets to make such repayments. Amounts outstanding under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a number of basis points which increases as the senior indebtedness of the Company as a percent of the Borrowing Base increases. At December 31, 1997, the Company's interest rate under the Credit Facility was LIBOR plus .5%, or 6.125%. The Credit Facility has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments and investments; (ii) limitation on guarantees and indebtedness; (iii) limitation on prepayments of subordinated indebtedness; (iv) limitation on prepayments of additional indebtedness; (v) limitation on mergers and issuances of securities; (vi) limitation on liens; (vii) limitation on sales of property;
(viii) limitation on transactions with affiliates; (ix) limitation on derivative contracts; (x) limitation on acquisitions, new businesses and margin stock; (xi) limitation with respect to certain prohibited types of contracts and multi-employer ERISA plans; and (xii) limitation with respect to unrestricted subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charge coverage ratio, a net worth requirement and a funded debt to capitalization ratio.

     On July 24, 1992, the Company closed the sale of $75.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes (the "Notes") due June 15, 2002. On June 16, 1997, the Company redeemed the Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. In addition to the premium, the Company wrote off approximately $2.0 million of unamortized discount and deferred financing

                             NUEVO ENERGY COMPANY


costs. The redemption resulted in an extraordinary loss on early extinguishment of debt of $3.0 million, net of the related tax benefit of $2.0 million. The Company used proceeds from the Credit Facility to fund the redemption.

     On December 23, 1996, the Company and its wholly-owned subsidiary, Nuevo Financing I, a statutory business trust formed under the laws of the state of Delaware, (the "Trust"), closed the offering of 2,300,000 Term Convertible Securities, Series A, ("TECONS") on behalf of the Trust. The price to the public of the TECONS was $50.00 per TECONS. Distributions on the TECONS began to accumulate from December 23, 1996, and are payable quarterly on March 15, June 15, September 15, and December 15, at an annual rate of $2.875 per TECONS. Each TECONS is convertible at any time prior to the close of business on December 15, 2026 at the option of the holder into shares of Common Stock at the rate of .8421 shares of Common Stock for each TECONS, subject to adjustment. (See Note 8 to the Notes to Consolidated Financial Statements).

     Also on December 23, 1996, the Company and United Investors Management Company, ("United"), and The 1818 Fund, L.P. ("The 1818 Fund"), closed the offering of 2,138,605 shares of Common Stock (the "Shares"). United sold 1,275,000 Shares and The 1818 Fund sold 863,605 Shares. The price to the public of the Shares was $47.50 per share. All of the Shares sold by United were outstanding and 112 of the Shares sold by The 1818 Fund were outstanding prior to the offering. The remaining 863,493 of the Shares sold by The 1818 Fund were issued upon conversion of the remaining 11,220 shares of 7% Cumulative Convertible Preferred Stock, ("7% Preferred Stock") of the Company. As a result of this conversion by The 1818 Fund of its shares of 7% Preferred Stock, there are no longer any shares of the 7% Preferred Stock outstanding. The Company did not receive any proceeds from the sale of the Shares. (See Note 8 to the Notes to Consolidated Financial Statements).

     In April 1996, the Company financed the acquisition of the Unocal Properties with the proceeds from the sale to the public of 5,109,200 shares of Common Stock (the "Common Stock Offering") and a principal amount of $160.0 million, 9 1/2% Senior Subordinated Notes due 2006 of the Company, and by
borrowings under the Credit Facility.   Such proceeds were also used to retire
the borrowings under an existing credit facility in the amount of $27.0 million. The purchase of the Point Pedernales Properties was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock valued at the public offering price of $28.00 per share in the Common Stock Offering. In connection with the acquisition of the Unocal Properties, the Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N.A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996, when the commitment expired.

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

                             NUEVO ENERGY COMPANY


     In February 1995, in connection with the purchase of the stock of the Amoco Congo Petroleum Company, the Company negotiated with OPIC and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Congo. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. At December 31, 1997, the interest rate was 6.04%, plus the 2.75% guaranty fee. The loan agreement requires a sixteen-quarter repayment period.

     In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. Each advance under the production payment obligates the Company to deliver a fixed volume of natural gas, based upon prevailing market conditions at the time of the advance. During 1994, the Company received $18.4 million covering expenditures on nineteen wells. No such proceeds were received in 1997, 1996 or 1995. (See Note 5 to the Notes to Consolidated Financial Statements).

     On May 28, 1992, the Company sold $25.0 million of its 7% Preferred Stock, to The 1818 Fund L.P. (See Note 8 to the Notes to Consolidated Financial Statements). As a result of the conversion by The 1818 Fund L.P. of its shares of 7% Preferred Stock in 1996, there are no longer any shares of 7% Preferred Stock outstanding.

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

Year 2000 Issue

     The Company's technical services provider, Torch, plans to upgrade all major financial and administrative information systems to ensure that they are Year 2000 compliant and is currently in the process of assessing the potential impact that the Year 2000 issue will have on the Company's operational information systems. Information technology services are provided to the Company by Torch under an administrative services agreement (see Note 6 to the Notes to Consolidated Financial Statements). Torch is approaching the Year 2000 project in three steps: 1)awareness and assessment, 2) conversion or implementation and 3) validation and testing. Management does not believe

                             NUEVO ENERGY COMPANY

that costs incurred to address the Year 2000 issue with respect to its financial and administration systems will have a material impact on the Company's future financial results or operations. However, at this time, the Company is uncertain as to the impact that the Year 2000 issue will have on its operational information systems and as to how the Company will be indirectly effected by the impact that the Year 2000 issue will have on the companies with which it conducts business.

Results of Operations

     Revenues

     The Company has experienced significant oil and gas revenue growth in recent years. The Company's acquisitions of producing properties and development drilling programs are primarily responsible for the increased revenues during 1997, 1996 and 1995. During this three year period, the volatility of oil and gas prices directly impacted revenues. To reduce its exposure to changes in oil and gas prices, the Company utilizes derivative financial instruments. In 1997, 1996 and 1995, oil and gas revenues were reduced by $6.0 million, $2.5 million, and $.1 million, respectively, as a result of oil and gas hedging activity.

     Oil and gas revenues for 1997 of $335.2 million were 20% higher than 1996 oil and gas revenues of $279.9 million, primarily due to 30% increase in oil production (including natural gas liquids) from 13,344 MBBLS in 1996 to 17,409 MBBLS in 1997. This increase in oil volumes is attributable to the fact that 1997 included an entire year of operating results for the California Properties, compared to only nine months in 1996 (the California Properties were acquired in April 1996). The California Properties accounted for 75% of total oil and gas revenues in 1997. The increase in production was partially offset by the disruption of Point Pedernales production due to an oil spill in September 1997 and a decrease in the average realized prices of oil and gas in 1997. The Company's average realized price for oil in 1997 was $14.86, a 6% decrease from $15.84 in 1996. The Company's average realized price for gas in 1997 was $2.06, a 1% decrease from $2.08 in 1996.

     Oil and gas revenues for 1996 of $279.9 million were 173% higher than 1995 oil and gas revenues of $102.5 million, due to the acquisition of the California Properties, as well as higher oil and gas prices. The California Properties accounted for 66% of total oil and gas revenues in 1996.

     Gas plant revenues in 1997 of $11.6 million were 67% lower than 1996 revenues of $34.8 million due to the sale of the Company's investment in the Benedum Plant System on May 2, 1997. The Company recognized a $2.3 million pre-tax gain on the sale. Gas plant revenues in 1996 of $34.8 million were 28% higher than 1995 revenues of $27.2 million, primarily due to increased natural gas liquids prices.

     Pipeline and other revenues in 1997 of $5.8 million were 15% lower than 1996 revenues of $6.8 million, as a result of lower throughput during 1997 compared to 1996. Pipeline and other revenues for 1996 were $6.8 million, or 6% lower than 1995 revenues of $7.2 million, due primarily to the sale of the West Delta 152 pipeline during July 1996.

                             NUEVO ENERGY COMPANY


     Expenses

     Lease operating expenses for 1997 totaled $123.2 million, as compared to $93.1 million and $28.9 million for 1996 and 1995, respectively. The annual increases of 32% in 1997 and 222% in 1996 are reflective of higher production and costs associated with the California Properties, which constituted 73% and 66% of total production in 1997 and 1996, respectively.

     Gas plant operating expenses were $10.2 million in 1997, a 65% decrease from $29.3 million in 1996. This decrease is due to the sale of the Company's investment in the Benedum Plant System on May 2, 1997. Gas plant operating expenses of $29.3 million for 1996 were 29% higher than expenses of $22.7 million in 1995, primarily due to increased liquids settlements under percent of proceeds contracts resulting from higher natural gas and natural gas liquids prices.

     Pipeline and other operating expenses were $5.2 million in 1997, a 14% decrease from $6.1 million in 1996. This decrease is a result of lower throughput in 1997 than in 1996. Pipeline and other operating expenses for 1996 were $6.1 million, or 30% higher than 1995 expenses of $4.7 million, which is attributable to increased tariffs on the Illini pipeline due to additional transportation contracts.

     Depreciation, depletion and amortization of $91.0 million in 1997 increased 18% from $77.3 million in 1996, which increased 84% from $41.9 million in 1995. Such increases are attributable to increased production volumes in 1997 and 1996, due to the acquisition of the California Properties in 1996, partially offset by a lower domestic depletion rate per barrel of oil equivalent.

     In December 1997, the Company recorded a $25.9 million provision for impairment on assets held for sale. The Company plans to dispose of its non-core gas gathering, pipeline and gas storage assets during 1998, including all such assets except its California gas plants. (See Note 4 to the Notes to Consolidated Financial Statements.)

     General and administrative expenses and outsourcing fees totaled $30.3 million, $22.2 million, and $10.2 million in 1997, 1996, and 1995, respectively. The 36% increase in 1997 compared to 1996 is primarily due to additional general and administrative costs associated with a full year of operations from the California Properties and a $1.7 million severance payment to the Company's
former President and Chief Executive Officer in 1997.   The 118% increase in
1996 as compared to 1995 is due to the increase in outsourcing fees resulting from significant growth in the assets of the Company, as well as additional general and administrative costs associated with the acquisition of the California Properties.

     Interest expense of $27.4 million for 1997 decreased 24% from $36.1 million in 1996, primarily as a result of the Company redeeming its 12 1/2% Senior Subordinated Notes in June 1997, as well as decreased debt under the credit facility due to the repayment of a portion of the debt outstanding under this facility with the proceeds from the issuance of the TECONS in late 1996. Interest expense increased 134% to $36.1 million in 1996 from $15.4 million in 1995. Such increase is due primarily to increased borrowings under

                             NUEVO ENERGY COMPANY


the Credit Facility as well as the issuance of $160.0 million, 9 1/2% Senior Subordinated Notes due 2006 in order to finance the acquisition of the California Properties.

     Dividends on the $115.0 million Guaranteed Preferred Beneficial Interests in Company's Convertible Debentures ("TECONS") increased from $.2 million in 1996 to $6.6 million 1997. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996. (See Note 9 to the Notes to Consolidated Financial Statements.)

     Income tax expense of $15.6 million was recognized in 1997, compared to $23.4 million in 1996 and $5.2 million in 1995. The Company's effective income tax rate was 42.0%, 40.5% and 36.6% in 1997, 1996 and 1995, respectively.
These increases are due to increased state income taxes associated with business activity in the state of California in 1997 and 1996 and the non-realization of tax benefits related to the provision for impairment on assets held for sale in 1997.

     Extraordinary Item

     In June 1997, the Company recorded an extraordinary loss on the early extinguishment of its 12 1/2% Notes in the amount of $3.0 million, net of the related tax benefit of $2.0 million. No extraordinary items were recorded in 1996 or 1995.

     Net Income

     Net income of $18.8 million was generated in 1997, as compared to net income of $34.7 million in 1996 and $9.0 million in 1995. Net income after deducting dividends paid on the 7% Preferred Stock was $33.8 million in 1996 and $7.5 million in 1995. There was no 7% Preferred Stock outstanding during 1997, as such, no preferred dividends were paid in 1997.

Capital Resources and Liquidity

     Since the formation of the Company, management's strategy has been to purchase and develop producing oil and gas properties, participate in gas processing, gas gathering and pipeline investments and to participate selectively in exploration activities. The Company's primary source of capital has been operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $167.1 million, $130.1 million, and $40.1 million in 1997, 1996 and 1995, respectively. The Company invested $197.4 million, $520.3 million, and $41.9 million in oil and gas properties in 1997, 1996 and 1995, respectively. Additionally, the Company spent $1.7 million, $17.7 million and $1.0 million on gas plant, pipelines and other facilities in 1997, 1996 and 1995, respectively. Included in the $197.4 million spent on investments in oil and gas properties in 1997 is approximately $.9 million relating to acquisition costs. Also included in the oil and gas capital expenditures for 1997 is approximately $124.0 million for development drilling activity in California. In the Company's 1998 capital budget, approximately $150.0 million is allocated to exploitation and development projects and approximately $47.0 million is directed to exploration. The exploitation spending is anticipated to consist of $113.0 million in California, $15.0 million in East Texas and

                             NUEVO ENERGY COMPANY


the Gulf Coast region, and $22.0 million internationally. The exploration spending is planned to be allocated $21.0 million in California, $12.0 million in East Texas and the Gulf Coast region, and $14.0 million internationally. The continued low price impact on the Company's cash flows from operations may require management to revise its capital expenditure plans.

     The Company believes its working capital, cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs. The Company had an unused commitment under the Credit Facility of $243.0 million at December 31, 1997. Current maturities of long-term debt for the next five years total $7.7 million.

Outlook

     The Company anticipates investing approximately $150.0 million during 1998 for exploitation. The Company believes its working capital, cash provided by operating activities, property divestitures, project financing resources and the Credit Facility are sufficient to meet these capital commitments.

     Estimates of future net cash flows from proved reserves of oil, gas, condensate and natural gas liquids were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." (See Note 16 to the Notes to Consolidated Financial Statements). The estimates are based on realized prices at year-end of $13.44 per BBL of oil and $2.21 per MCF of gas. Significant changes can occur in these estimates based on prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and
(iv) other business risks.

     In late 1997 and continuing into 1998, crude oil prices declined significantly. As a result of this decline, the capitalized costs of the Company's oil and gas properties are currently in excess of discounted future net revenues using prices in effect during the first quarter of 1998. If prices do not improve substantially above current levels, a provision for impairment of oil and gas properties (both domestic and foreign) will be required in the first quarter results of operations for 1998. Management does not believe that current price levels will impact its ablility to meet its current obligations but could impact its available resources for exploration and development activities.

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. The Company has entered into contracts to hedge 45.5% of its 1998 estimated gas production, at prices ranging from $2.13 per MCF to $2.41 per MCF. No contracts had been entered to hedge its 1998 estimated oil production.

     Inflation has not had a material impact on the Company and is not expected to have a material impact on the Company in the future.

                             NUEVO ENERGY COMPANY


Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per share", in February 1997. The Company adopted SFAS No. 128 as of December 31, 1997. See Note 2 to the Notes to Consolidated Financial Statements.

     SFAS No. 130, "Reporting Comprehensive Income", was issued by the FASB in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income, including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

Contingencies

     The Company has been named as a defendant in the Lopez Case. The plantiffs allege, among other things, underpayment of royalties and that their production was improperly commingled with gas produced from an adjoining lease. See "Legal Proceedings". The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

     The Company has been named as a defendant in certain other lawsuits
incidental to its business.   Management does not believe that the outcome of
such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties in any litigation. The Company is defending itself vigorously in all such matters.

     On September 28, 1997, there was a spill of crude oil into Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Torch, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate federal, state, and local authorities as well as petroleum industry environmental response consortia. Cost of the clean up is expected to be covered by general liability insurance held by the Company, less the related deductible of $40,000 net to the Company. Total cost of the repair of the

                             NUEVO ENERGY COMPANY


pipeline is currently estimated to be approximately $3.0 million ($2.4 million net to the Company), and is expected to be covered by insurance less the Company's deductible of $80,000. At the time of the spill, the Point Pedernales field was producing 7,300 barrels per day, net to the Company's interest. Production from the field was halted until the pipeline was repaired and the Company received all required permits from regulatory bodies. Repairs were completed by the end of 1997, and production recommenced on December 12, 1997. Additionally, the Company has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages as well as costs to repair the pipeline. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC. The Company is currently investigating its options for political risk insurance in Ghana.

     In connection with their respective acquisitions of two subsidiaries [each a "Congo subsidiary"], owning interests in the Yombo field offshore West Africa the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including
(i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $50.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a

                             NUEVO ENERGY COMPANY


triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

     During the third quarter of 1997, a civil war erupted in the Congo, resulting in a new government being put in place. The operator of the properties temporarily moved its field offices to Gabon, but is currently in the process of re-establishing its offices in the Congo. The Company's Congo production is approximately 30 miles offshore and flows into a floating production, storage and off-loading vessel for direct shipment to western markets. The Company experienced no production interruption as a result of the conflict.

     In 1996, the previous Congo government requested that the convention governing the Marine I Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). Preliminary discussions were held with the government in early 1997. Nuevo is under no obligation to convert to a PSA, and its existing convention is valid and protected by law. The Company's position is that any conversion to a PSA would have no detrimental impact to Nuevo, otherwise, Nuevo will not agree to any such conversion. In late 1997, a new government was established in the Congo. At this time, no formal request from the new government has been made to Nuevo concerning the conversion to a PSA.

                             NUEVO ENERGY COMPANY


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Independent Auditors' Report..........................................     42

Financial Statements:

Consolidated Balance Sheets as of December 31, 1997
  and 1996............................................................     43

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995....................................     45

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 1997, 1996 and 1995.........     47

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995....................................     49

Notes to Consolidated Financial Statements............................     51

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Nuevo Energy Company:

We have audited the accompanying consolidated balance sheets of Nuevo Energy Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Energy Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                      /s/KPMG PEAT MARWICK LLP


Houston, Texas
February 17, 1998

                             NUEVO ENERGY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                 DECEMBER 31,
                                           -----------------------
                                              1997         1996
                                           ---------    ----------
CURRENT ASSETS:

Cash and cash equivalents................ $    9,208   $   13,636
Accounts receivable......................     38,196       43,204
Product inventory........................      1,627        2,731
Prepaid expenses and other...............      9,829        4,067
                                          ----------   ----------
    Total current assets.................     58,860       63,638
                                          ----------   ----------

PROPERTY AND EQUIPMENT, AT COST:

Land.....................................     49,469       49,696
Buildings and improvements...............      5,469        5,304
Oil and gas properties (full cost
 method) ($41,661 and $44,661
 of unproved properties are excluded
 from amortization in 1997 and 1996,
 respectively)...........................  1,228,500    1,031,057
Pipeline and other facilities............      4,304       46,887
Gas plant facilities.....................     15,500       41,694
                                          ----------   ----------
                                           1,303,242    1,174,638

Accumulated depreciation,
 depletion and amortization..............   (469,888)    (392,977)
                                          ----------   ----------
                                             833,354      781,661
                                          ----------   ----------

OTHER ASSETS.............................     12,559       18,504
                                          ----------   ----------
                                          $  904,773   $  863,803
                                          ==========   ==========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                             (AMOUNTS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                             ----------------------------
                                                                  1997          1996
                                                             --------------  ------------
CURRENT LIABILITIES:
Accounts payable......................................          $ 15,183       $ 19,474
Accrued interest......................................             4,285          4,736
Accrued drilling costs................................            12,781          7,795
Accrued lease operating costs.........................             8,891          2,281
Other accrued liabilities.............................             3,128            406
Current maturities of long-term debt..................             3,716          5,408
                                                                --------       --------
Total current liabilities.............................            47,984         40,100
                                                                --------       --------
OTHER LONG-TERM LIABILITIES...........................             4,018          8,692

LONG-TERM DEBT, NET OF CURRENT MATURITIES.............           305,940        287,038

DEFERRED TAXES........................................            42,964         35,153

MINORITY INTEREST.....................................               ---            704

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
 PREFERRED SECURITIES OF NUEVO FINANCING I............           115,000        115,000

CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value, 10,000,000
  shares authorized; 7% Cumulative Convertible
  Preferred Stock, none issued and outstanding
  at December 31, 1997 and 1996.......................               ---            ---
Common stock, $.01 par value, 50,000,000 shares
  authorized, 20,237,537 and 19,852,478 shares
  issued at December 31, 1997 and 1996,
  respectively........................................               202            199
Additional paid-in capital............................           354,296        340,126
Treasury stock, at cost, 542,491497,372 shares........           (19,929)           ---
Stock held by benefit trust, 45,.119 shares...........            (1,244)           ---
Retained earnings.....................................            55,542         36,791
                                                                --------       --------
 Total stockholders' equity...........................           388,867        377,116
                                                                --------       --------
                                                                $904,773       $863,803
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Year Ended December 31,
                                                         -------------------------------
                                                            1997       1996       1995
                                                         ---------   --------   --------
REVENUES:
  Oil and gas revenues.................................   $335,202   $279,859   $102,455
  Gas plant revenues...................................     11,597     34,802     27,183
  Pipeline and other revenues..........................      5,772      6,774      7,222
  Gain on sale of asset................................      2,287        ---        ---
  Interest and other income............................      3,335      1,614      1,106
                                                          --------   --------   --------
                                                           358,193    323,049    137,966
                                                          --------   --------   --------
COSTS AND EXPENSES:
  Lease operating expenses.............................    123,178     93,062     28,873
  Gas plant operating expenses.........................     10,220     29,311     22,667
  Pipeline and other operating
    costs..............................................      5,243      6,105      4,726
  Provision for impairment on assets
   held for sale.......................................     25,942        ---        ---
  General and administrative
    expenses...........................................     18,274     11,969      4,308
  Outsourcing fees.....................................     11,984     10,249      5,857
  Depreciation, depletion and
    amortization.......................................     90,957     77,253     41,866
  Interest expense.....................................     27,357     36,009     15,389
  Dividends on Guaranteed Preferred
    Beneficial Interests in Company's
    Convertible Debentures (TECONS)....................      6,613        165        ---
  Other expense........................................      1,019      1,069         45
                                                          --------   --------   --------
                                                           320,787    265,192    123,731
                                                          --------   --------   --------
Income before income taxes, minority
  interest and extraordinary items.....................     37,406     57,857     14,235

Income tax expense.....................................     15,639     23,432      5,209

Minority interest in (loss) earnings
  of subsidiary........................................         (8)      (271)        16
                                                          --------   --------   --------
Income before extraordinary item.......................     21,775     34,696      9,010
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit of $2,037................................      3,024        ---        ---
                                                          --------   --------   --------
Net income.............................................     18,751     34,696      9,010

Dividends on preferred stock...........................        ---        939      1,472
                                                          --------   --------   --------
Earnings available to
  common stockholders..................................   $ 18,751   $ 33,757   $  7,538
                                                          ========   ========   ========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Year Ended December 31,
                                                                     ---------------------------
                                                                       1997      1996     1995
                                                                     -------   -------   -------
EARNINGS PER COMMON SHARE - BASIC
 Income before extraordinary item (net
  of dividends on preferred stock)................................   $ 1.10    $  2.01  $  0.68
 Extraordinary loss on early extinguishment of debt,
   net of income tax benefit......................................    (0.15)      ---      ---
                                                                     ------    -------  -------
 Net income.......................................................   $  .95    $  2.01  $  0.68
                                                                     ======    =======  =======
Weighted average Common shares
  outstanding.....................................................   19,796     16,755   11,057
                                                                     ======    =======  =======
EARNINGS PER COMMON SHARE - DILUTED

 Income before extraordinary item.................................   $ 1.06    $  1.87  $  0.68
 Extraordinary loss on early extinguishment of debt,
  net of income tax benefit.......................................    (0.14)       ---      ---
                                                                     ------    -------  -------
 Net Income.......................................................   $ 0.92    $  1.87  $  0.68
                                                                     ======    =======  =======

Weighted average Common and dilutive common
   potential equivalent Common shares outstanding.................   20,466     18,596   11,355
                                                                     ======    =======  =======

            See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)



                                                                    Additional
                                    Common Stock    Preferred Stock   Paid-In
                                  Shares    Amount   Shares  Amount   Capital
                                  ------    ------   ------  ------  ---------
January 1, 1995.................  10,768    $  108       25  $   25  $ 148,309

Exercise of stock options
and related tax benefit.........     189         1      ---     ---      3,123

Conversion of Preferred
Stock...........................     760         8      (10)    (10)        10

Preferred Stock dividends.......     ---       ---      ---     ---        ---

Net income......................     ---       ---      ---     ---        ---
                                  ------    ------   ------  ------  ---------
December 31, 1995...............  11,717       117       15      15    151,442
                                  ======    ======   ======  ======  =========

Issuance of Common Stock........   6,384        64      ---     ---    172,147

Exercise of stock options
and related tax benefit.........     587         6      ---     ---     14,718

Issuance of non-employee
stock options...................     ---       ---      ---     ---        244

Issuance of warrants............     ---       ---      ---     ---      1,575

Conversion of Preferred
Stock...........................   1,164        12      (15)    (15)       ---

Preferred Stock dividends.......     ---       ---      ---     ---        ---

Net income......................     ---       ---      ---     ---        ---
                                  ------    ------   ------  ------  ---------
December 31, 1996...............  19,852       199      ---     ---    340,126
                                  ======    ======   ======  ======  =========

Exercise of stock options
and related tax benefit.........     386         3      ---     ---     11,332

Stock put options...............     ---       ---      ---     ---      1,630

Employee stock awards...........     ---       ---      ---     ---      1,208

Purchase of Treasury Shares.....     ---       ---      ---     ---        ---

Stock held by benefit
trust...........................     ---       ---      ---     ---        ---

Net income......................     ---       ---      ---     ---        ---
                                  ------    ------   ------  ------  ---------
December 31, 1997...............  20,238    $  202      ---  $  ---  $ 354,296
                                  ======    ======   ======  ======  =========


                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY (Continued)
                            (Amounts in Thousands)


                                                     Retained                   Stock held           Total
                                                     Earnings      Treasury     by Benefit       Stockholders'
                                                     (Deficit)       Stock         Trust            Equity
                                                     --------      --------     ----------       -------------
January 1, 1995................................      $ (4,504)     $    ---     $      ---          $143,938
Exercise of stock options and related tax
  benefit......................................           ---           ---            ---             3,124
Conversion of Preferred Stock..................           ---           ---            ---                 8
Preferred Stock dividends......................        (1,472)          ---            ---            (1,472)
Net income.....................................         9,010           ---            ---             9,010
                                                     --------      --------     ----------          --------
December 31, 1995..............................         3,034           ---            ---           154,608
                                                     ========      ========     ==========          ========
Issuance of Common Stock.......................           ---           ---            ---           172,211
Exercise of stock options and related tax
  benefit......................................           ---           ---            ---            14,724
Issuance of non-employee stock options.........           ---           ---            ---               244
Issuance of warrants...........................           ---           ---            ---             1,575
Conversion of Preferred Stock..................           ---           ---            ---                (3)
Preferred Stock dividends......................          (939)          ---            ---              (939)
Net income.....................................        34,696           ---            ---            34,696
                                                     --------      --------     ----------          --------
December 31, 1996..............................        36,791           ---            ---           377,116
                                                     ========      ========     ==========          ========
Exercise of stock options and related tax
  benefit......................................           ---           ---            ---            11,335
Stock put options..............................           ---           ---            ---             1,630
Employee stock awards..........................           ---           ---            ---             1,208
Purchase of Treasury Shares....................           ---       (21,173)           ---           (21,173)
Stock held by benefit trust....................           ---         1,244         (1,244)              ---
Net Income.....................................        18,751           ---            ---            18,751
                                                     --------      --------     ----------          --------
December 31, 1997..............................      $ 55,542      $(19,929)    $   (1,244)         $388,867
                                                     ========      ========     ==========          ========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)


                                                     Year Ended December 31,
                                                --------------------------------
                                                   1997        1996       1995
                                                ---------   ---------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income................................      $  18,751   $  34,696   $  9,010
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation, depletion and amortization.         90,957      77,253     41,866
 Amortization of debt
  financing costs.........................          1,513       1,370        365
 Amortization of deferred revenue.........         (3,203)     (4,104)    (5,955)
 Provision for impairment on assets
  held for sale...........................         25,942         ---        ---
 Gain on sale of assets...................         (2,287)        ---        ---
 Loss on early extinguishment
  of debt.................................          5,061         ---        ---
 Employee stock awards....................          1,208         ---        ---
 Deferred taxes...........................         13,046      21,932      5,193
 Minority interest........................             (8)       (271)        16
                                                ---------   ---------   --------
                                                  150,980     130,876     50,495
Changes in assets and liabilities,
  net of acquisition effects:
  Accounts receivable.....................            578     (21,086)    (2,383)
  Gas imbalances..........................             20        (198)       225
  Accounts payable........................            984      13,374     (3,025)
  Accrued liabilities.....................         12,735      11,316     (3,852)
  Other...................................          1,821      (4,224)    (1,352)
                                                ---------   ---------   --------
NET CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES.....................        167,118     130,058     40,108
                                                ---------   ---------   --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Additions to land.......................            ---     (49,696)       ---
  Additions to buildings and improvements.            ---      (5,304)       ---
  Additions to oil and gas properties.....       (197,443)   (520,322)   (41,942)
  Proceeds from sale of gas plant.........         24,992         ---        ---
  Proceeds from sales of properties.......          3,064      43,900      5,257
  Additions to gas plant, pipelines and
   other facilities.......................         (1,747)    (17,717)    (1,022)
  Acquisition of Amoco Congo Production...
  Company, net of cash acquired...........            ---         ---       (639)
  Other...................................            ---         ---      2,850
                                                ---------   ---------   --------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES..............................       (171,134)   (549,139)   (35,496)
                                                ---------   ---------   --------

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                            (AMOUNTS IN THOUSANDS)

                                                 Year Ended December 31,
                                             -------------------------------
                                                1997        1996      1995
                                             ---------   ---------  --------
     CASH FLOWS FROM FINANCING
       ACTIVITIES:
     Proceeds from borrowings............      234,000     408,000    17,813
     Deferred financing costs............          ---     (10,920)      ---
     Net proceeds from issuance of common
      stock..............................          ---     138,327       ---
     Payments of long-term debt..........     (217,503)   (232,359)  (20,847)
     Preferred stock dividends...........          ---        (939)   (1,472)
     Proceeds from exercise of stock
       options...........................        6,074      10,003     2,462
     Proceeds from issuance of
       Company-obligated mandatorily
        redeemable convertible preferred
        securities of Nuevo Financing I..          ---     115,000       ---
     Premium on early extinguishment of
       debt..............................       (3,440)        ---       ---
     Proceeds from sale of stock put
       options...........................        1,630         ---       ---
     Purchase of treasury shares.........      (21,173)        ---       ---
     Cash distribution to minority
      interest...........................          ---        (160)     (250)
                                             ---------   ---------  --------
     NET CASH FLOWS (USED IN) PROVIDED
      BY (USED IN) FINANCING ACTIVITIES..         (412)    426,952    (2,294)
                                             ---------   ---------  --------
     Net (decrease) increase in cash
       and cash equivalents..............       (4,428)      7,871     2,318
     Cash and cash equivalents at
       beginning of year.................       13,636       5,765     3,447
                                             ---------   ---------  --------
     CASH AND CASH EQUIVALENTS AT END OF
      YEAR...............................    $   9,208   $  13,636  $  5,765
                                             =========   =========  ========

                 See Notes to Consolidated Financial Statements

                         NUEVO ENERGY COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Nuevo Energy Company ("Nuevo") was formed as a Delaware corporation on March 2, 1990, to acquire the businesses of certain public and private partnerships (collectively "Predecessor Partnerships"). On July 9, 1990, the plan of consolidation ("Plan of Consolidation") was approved by limited partners owning a majority of units of limited partner interests in the partnerships whereby the net assets of the Predecessor Partnerships, which were subject to such Plan of Consolidation, were exchanged for common stock of Nuevo ("Common Stock"). All references to the "Company" include Nuevo and its majority and wholly-owned subsidiaries, unless otherwise indicated or the context indicates otherwise.

     The Company is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's principal oil and gas properties are located domestically onshore and offshore California, in East Texas and the onshore Gulf Coast region; and internationally offshore West Africa. The Company also owns and operates gas plants, pipeline facilities and other oil and gas related assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Nuevo and its majority and wholly-owned subsidiaries. NuStar Joint Venture and its 66.7% investment in the Benedum Plant System, of which the Company owned a 95% interest, was pro rata consolidated through May 2, 1997, at which time the Company's interest was sold. The Company's 48.5% general partner interest in Richfield Gas Storage Partnership also has been pro rata consolidated. The consolidated financial statements also include Bright Star Gathering, Inc., which is 80% owned by the Company; minority interests have been deducted from results of operations and stockholders' equity in the appropriate periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Oil and Gas Properties

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and directly associated internal costs) are capitalized into a "full cost pool" as incurred on a continent-by-continent basis. Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved recoverable oil and natural gas reserves, as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Domestic depletion expense per equivalent barrel of production

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     was $3.95 in 1997, $4.05 in 1996 and $4.98 in 1995. Foreign depletion expense per equivalent barrel of production was $.85 in 1997 and $.75 in 1996 and 1995. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the tax affected discounted future net revenues of proved oil and natural gas reserves, on a continent-by-continent basis, such excess capitalized costs would be charged to operations. No such charge was required in 1997, 1996 or 1995.

     Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

     Gas Plant, Pipelines and Other Facilities

     Gas plant, pipelines and other facilities include the costs to acquire certain gas plant, pipelines and other facilities and to secure rights-of-way. Capitalized costs associated with gas plant, pipelines and other facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated useful lives of such assets range from three to thirty years. The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires the Company to review these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

     Recent Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board ("FASB") in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

     Gas Balancing Positions

     The Company uses the entitlement method for recording sales of natural gas. Under the entitlement method, revenue is recorded based on the Company's net revenue interest in production. Deliveries of natural gas in excess of the Company's revenue interests are recorded as liabilities and under-deliveries are recorded as assets. Production imbalances are recorded at the lower of

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     the sales price in effect at the time of production or the current market value. At December 31, 1997, the Company's liability due to gas sales in excess of its entitled share was approximately $.3 million, and the receivable for gas sales less than the Company's entitled share was approximately $.7 million. Substantially all such amounts are anticipated to be settled with production in future periods.

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

     Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1997 or 1996. The changes in the fair value of a derivative financial instrument must be highly correlated to the underlying hedged commodity to qualify for hedge accounting. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

     As a result of such hedging transactions, oil and gas revenues were reduced by $6.0 million, $2.5 million and $.1 million in 1997, 1996 and 1995, respectively.

     Earnings per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which was issued by the FASB in February 1997. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS No. 128 replaces primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Additionally, SFAS No. 128 replaces fully diluted EPS with diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     then shared in the earnings of the entity. For the years ended December 31, 1997, 1996 and 1995, the Company's dilutive securities included dilutive stock options. Potential dilution may also occur in future periods due to the Company-obligated Mandatorily Redeemable Convertible Preferred Securities of Nuevo Financing I, ("TECONS"). The assumed conversion of the 7% Cumulative Convertible Preferred Stock ("7% Preferred Stock") was anti-dilutive in 1996 and 1995.

     SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is included in
     Note 8. In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes.

     Stock-Based Compensation

     The Company applies the intrinsic value method for accounting for stock and stock-based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company applied the fair value method described by SFAS No. 123, "Accounting for Stock-Based Compensation", it would have incurred compensation expense for stock-based compensation in 1997, 1996 and 1995. (See Note 8 for the SFAS No. 123 pro forma effects on income and earnings per share).

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

     Statements of Cash Flows

     For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash, net of amounts capitalized, for 1997, 1996 and 1995 was $28.2 million, $30.6 million and $14.4 million, respectively. Net amounts paid (refunded) in cash for income taxes for 1997, 1996 and 1995 were ($45,000), $1,500,000 and ($909,000), respectively.

     Product Inventory

     Inventory relating to quantities of processed fuel oil (Congo) and natural gas liquids in storage as of the balance sheet date is carried at current market pricing. The Company recognizes revenue for Congo fuel oil sales when the sale is completed and risk of loss transfers to a third party purchaser. Fuel oil in inventory is stated at year end market prices less transportation costs; the Company recognizes changes in the market value of inventory from one period to the next as oil revenues.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, as well as reserve information, which affects the depletion calculation and the computation of the full cost ceiling limitation to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

3.   ACQUISITIONS

     In July 1996, the Company completed the acquisition of certain East Texas oil and gas properties for a net purchase price of $9.3 million in cash. The acquisition of these properties was effective as of December 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing. In December 1996, the holders of the preferential rights on these properties exercised such rights for a cash payment of $8.0 million, acquiring properties constituting approximately half of the estimated proved reserves related to this acquisition.

     In April 1996, the Company consummated the acquisition of (i) certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") of Union Oil Company of California ("Unocal") for an adjusted purchase price of $490.2 million in cash and (ii) certain California oil properties ("Point Pedernales Properties," and together with the Unocal Properties, the "California Properties') from Torch Energy Advisors Incorporated ("Torch") and certain of its wholly-owned subsidiaries for a net adjusted purchase price of $35.7 million in Common Stock of the Company. The acquisition of the California Properties was effective as of October 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing. The acquisition was recorded using the purchase method, effective April 1, 1996 for accounting purposes.

     A subsidiary of Nuevo, the Nuevo Congo Company ("NCC"), along with a third party, acquired all of the capital stock of Amoco Congo Production Company ("ACPC"), and Amoco Congo Exploration Company (collectively, the "Congo Companies") in February 1995, for a cash purchase price of $10.8 million. The primary asset acquired by the Company is an 18.75% interest in the Yombo field in the Republic of Congo in West Africa ("Congo"). Through an interpurchaser agreement, Nuevo and the third party have agreed to share the combined net operating revenues and expenses of the Congo Companies evenly.

     NCC is a U.S. corporation with foreign branch operations in the Congo. The functional currency of NCC is the U.S. Dollar and its income is taxed in the United States. The Company's Congo investment involves risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment, and expropriation and

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Cash consideration of approximately $10.8 million was paid to Amoco using Company funds and loan proceeds prior to purchase price adjustments. The purchase price was based on an economic effective date of December 1, 1993. The fair value of the net assets acquired follows:

                     Working  capital, primarily cash        $  11,536
                     Oil and gas property                          639
                                                             ---------
                     Total purchase price, including
                      acquisition costs                      $  12,175
                                                             =========

4.   DIVESTITURES

     In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets include the Company's 48.5% interest in the Richfield Gas Storage facility, an 80% interest in Bright Star Gathering, Inc. and the Illini pipeline, and are reflected as other current assets in the amount of $7.0 million in the December 31, 1997 balance sheet. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $25.9 million, reflecting the estimated loss on the disposition of these assets. The Company's results of operations will include the operating results from these assets through the disposition date; however these assets will no longer be depreciated. The Company will retain its California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

     On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The effective date of the sale was January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility, as well as project debt related to the Benedum Gas Plant in the amount of $5.9 million. The Company recorded a pre-tax gain of $2.3 million relating to the sale.

     In June 1996, the Company sold 177 producing wells and the majority of its acreage in the Giddings field and East Texas Austin Chalk holdings for $27.3 million. The Company retained ownership of seven wells and surrounding acreage in the Turkey Creek prospect area of the Austin Chalk trend located in Grimes County, Texas.

5.   PRODUCTION PAYMENTS

     In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. Each advance under the production payment obligates the Company to deliver a fixed volume of natural gas, based

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     upon prevailing market conditions at the time of the advance. During 1994, the Company received $18.4 million, committing the Company to deliver 10.7 BCF of natural gas through December 1998. As of December 31, 1997, the Company had delivered 9.7 BCF under this commitment. The cash advances are reflected as deferred revenues on the Company's consolidated balance sheets and are amortized into revenue as the natural gas volumes are delivered. No such advances were received in 1997, 1996 or 1995.

6.   OUTSOURCING SERVICES

     On July 9, 1990 the Company entered into an agreement with Torch (the "Torch Agreement") whereby Torch administers certain business activities of the Company for a monthly fee. Torch is primarily in the business of providing management and advisory services relating to oil and gas assets for institutional and public investors and maintains a large technical, operating, accounting and administrative staff. The Torch Agreement requires Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% on the first $250 million of assets and one-twelfth of 1% on assets in excess of $250 million, excluding certain gas plant facilities and cash, plus 2% of monthly operating cash flows (as defined) during the period in which the services are rendered. In addition, the Torch Agreement contains a provision whereby 20% of the overhead fees on Torch operated properties are credited against the monthly fee paid to Torch, as well as a provision whereby the monthly fee is credited for one-twelfth of $900,000. The Torch Agreement was amended effective January 1, 1996, with an initial term of three years, automatically renewable for successive one-year periods, unless terminated earlier. If the Company terminates the amended Torch Agreement prior to the end of its first, second, or third year, it will be required to pay Torch a break-up fee of $30.0 million, $25.0 million and $20.0 million, respectively unless such termination is caused by the bankruptcy, insolvency or dissolution of Torch, breach of the agreement by Torch or a change in control of Torch. For the years ended December 31, 1997, 1996 and 1995, outsourcing fees paid to Torch amounted to $12.0 million, $10.2 million and $5.9 million, respectively.

     A subsidiary of Torch markets oil, natural gas and natural gas liquids from certain oil and gas properties and gas plants in which the Company owns an interest. In 1997, 1996 and 1995, such marketing fees were $2.9 million, $2.8 million and $.8 million, respectively.

     Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the years ended December 31, 1997, 1996 and 1995, was $24.8 million, $8.8 million and $2.0 million, respectively.

     In consideration of the services rendered by Torch in connection with the origination of the 1996 acquisition of the Unocal Properties, the Company agreed to pay Torch $10.0 million in twelve equal monthly installments after the closing of the acquisition.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   RELATED PARTY TRANSACTIONS

     A broker's fee of 30,000 warrants was granted to a company, of which a director of the Company is a partner, for services associated with the acquisition of the Unocal Properties. These warrants were exercised in the first quarter of 1997.

     Included in general and administrative expenses for 1997 was a $1.7 million severance payment to the Company's former President and Chief Executive Officer.

8.   STOCKHOLDERS' EQUITY

     Common  and  Preferred  Stock

     The Certificate of Incorporation of the Company authorizes the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of Common Stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. Under the terms of the 9 1/2% Senior Subordinated Notes described in Note 10, $15.5 million of Nuevo's consolidated stockholders' equity was available for the payment of dividends at December 31, 1997. There is no present plan to pay dividends on Common Stock as the Company intends to reinvest its cash flows for the expansion of its business and operations.

     On December 23, 1996, the Company and United Investors Management Company ("United") and The 1818 Fund, L.P. ("The 1818 Fund") closed the offering of 2,138,605 shares of Common Stock (the "Shares"). United sold 1,275,000 Shares and The 1818 Fund sold 863,605 shares. The price to the public of the Shares was $47.50 per share. All of the Shares sold by United were outstanding and 112 of the Shares sold by The 1818 Fund were outstanding prior to the offering. The remaining 863,493 of the Shares sold by The 1818 Fund were issued upon conversion of the remaining 11,220 shares of 7% Preferred Stock of the Company. The Company did not receive any proceeds from the issuance of these shares. As a result of this conversion by The 1818 Fund of its shares of 7% Preferred Stock, there are no longer any shares of the 7% Preferred Stock outstanding.

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

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     wholly-owned subsidiary of Torch. The Company did not receive any proceeds from the sale of the shares.


     EPS Computation

     SFAS No. 128 (see Note 2) requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                      For the Year Ended December 31,
                      ---------------------------------------------------------
                            1997                1996                1995
                      -----------------   -----------------    ----------------
                       Income    Shares    Income    Shares    Income    Shares
                      --------   ------   --------   ------    -------   ------
   Income before
     extraordinary
     item..........   $ 21,775            $ 34,696             $ 9,010
   Less: Dividends
    on Preferred
    Stock..........        ---                (939)             (1,472)
                      --------            --------             -------
   Earnings per
    Common share -
    Basic..........     21,775   19,796     33,757   16,755      7,538   11,057

   Effect of
    dilutive
    securities:
   Convertible
    Preferred Stock        ---      ---        939      ---      1,472      ---
   Stock options...        ---      670        ---    1,841        ---      298
                      --------   ------   --------   ------    -------   ------

   Earnings per
    Common share-
    Diluted........   $ 21,775   20,466   $ 34,696   18,596    $ 9,010   11,355
                      ========   ======   ========   ======    =======   ======

     Treasury Stock Repurchases

     In March 1997, the Board of Directors of the Company authorized the open market repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996. In December 1997, the Board of Directors authorized the open market repurchase of an additional 500,000 shares of Common Stock during 1998.

     Put Options

     In May 1997, the Company sold put options on its Common Stock to a third party. The options gave the purchaser the right to sell to the Company 500,000 shares of its Common Stock at prices ranging from $40.26 to $41.04 per

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     share through December 31, 1997. The contract gave the Company the choice of net cash, net share, or physical settlement. Any repurchased shares would have been treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions, which is reflected in additional paid-in capital on the balance sheet. As of December 31, 1997, 400,000 of these options had expired with the Company's share prices above the strike price, and 100,000 of these options were settled on December 31, 1997, for a nominal amount of net cash.

     Shareholder Rights Plan

     In March 1997, the Company adopted a Shareholder Rights Plan to protect the Company's shareholders from coercive or unfair takeover tactics. Under the Shareholder Rights Plan, each outstanding share and each share of subsequently issued Common Stock has attached to it one Right. Generally, in the event a person or group ("Acquiring Person") acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock without the prior consent of the Company, or the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise of the Right, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market price of two times the exercise price of the Right. The Company may redeem the Right for $.01 at any time before a person or group becomes an Acquiring Person without prior approval. The Rights will expire on March 21, 2007, subject to earlier redemption by the Board of Directors of the Company.

     Executive Compensation Plan

     During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period, and the Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership will be based on multiples of base salary and will be administered by the Compensation Committee of the Board of Directors. Initially, the Plan will apply to all executives at a level of Vice-President and above.

     Stock  Incentive  Plan

     In 1990, the Company established its 1990 Stock Option Plan (the "Stock Option Plan"), with respect to its Common Stock, and in 1993, the Board of Directors adopted the Nuevo Energy Company 1993 Stock Incentive Plan ("Stock Incentive Plan"). The purpose of the Stock Option Plan and the Stock Incentive Plan is to provide directors and key employees of the Company and its subsidiaries performance incentives and to provide a means of encouraging stock ownership in the Company by such persons.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     A summary of activity in the stock option plans during the three years ended 1997 is set forth below:

                                                         Weighted-Average
                                                             Exercise
                                               Options         Price
                                               -------       --------

     Outstanding at January 1, 1995            1,633,900      $16.92
               Granted                           394,750      $20.07
               Exercised                        (188,288)     $13.11
               Canceled                           (4,525)     $21.75
                                               ---------      ------

     Outstanding at December 31, 1995          1,835,837      $17.97
               Granted                           518,100      $38.10
               Exercised                        (587,799)     $17.03
                                               ---------      ------

     Outstanding at December 31, 1996          1,766,138      $24.24
               Granted                           652,875      $41.89
               Exercised                        (328,550)     $18.59
               Canceled                           (1,000)     $47.88
                                               ---------      ------

     Outstanding at December 31, 1997          2,089,463      $30.61
                                               =========      ======

     The Company had 1,493,088 options and 1,505,538 options exercisable at December 31, 1997 and 1996, respectively. Detail of stock options outstanding and options exercisable at December 31, 1997 follows:

                                 Outstanding                   Exercisable
                         ------------------------------   ----------------------
                                  Weighted-
                                   Average     Weighted-             Weighted-
                                  Remaining     Average               Average
           Range of                  Life      Exercise              Exercise
        Exercise Prices   Number    (Years)     Price      Number       Price
    ---------------------------------------------------------------------------
     $11.00 to $16.88     270,000    4.75       $15.62     270,000     $15.62
     $17.63 to $20.88     626,013    4.43       $19.84     626,013     $19.84
     $21.75 to $30.63     280,975    6.07       $26.99     280,975     $26.99
     $32.00 to $57.63     912,475    8.64       $43.60     316,100     $46.97
                          -------                          -------
         Total          2,089,463                        1,493,088
                        =========                        =========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted-average fair value of options granted during 1997, 1996 and 1995 was $12.89, $11.52 and $6.21, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 35.2% in 1997 and 33.6% in 1996 and 1995; risk free interest rate of 5.75% in 1997 and 6% in 1996 and 1995, and average expected option lives of 3 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to Common Stockholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                                  --------------------------------
                                                   1997         1996         1995
                                                  ------       ------       ------

      Net Income                   As reported   $  18,751    $  34,696    $  9,010
                                   Pro forma     $  16,136    $  32,446    $  7,332

      Earnings available           As reported   $  18,751    $  33,757    $  7,538
       to Common Stockholders      Pro forma     $  16,136    $  31,507    $  5,860

      Earnings per Common share -  As reported   $     .95    $    2.01    $    .68
       Basic                       Pro forma     $     .82    $    1.88    $    .53

      Earnings per Common share -  As reported   $     .92    $    1.87    $    .68
       Diluted                     Pro forma     $     .79    $    1.74    $    .53


9. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF NUEVO FINANCING I

     On December 23, 1996, the Company and Nuevo Financing I, a statutory business trust formed under the laws of the state of Delaware, (the "Trust"), closed the offering of 2,300,000 Term Convertible Securities, Series A, ("TECONS") on behalf of the Trust. The price to the public of the TECONS was $50.00 per TECONS. Distributions on the TECONS began to accumulate from December 23, 1996, are payable quarterly on March 15, June 15, September 15, and December 15, at an annual rate of $2.875 per TECONS. Each TECONS is convertible at any time prior to the close of business on December 15, 2026, at the option of the holder into shares of Common Stock at the rate of .8421 shares of Common Stock for each TECONS, subject to adjustment. The sole asset of the Trust as the obligor on the TECONS is $115.0 million aggregate principal amount of 5.75% Convertible Subordinated Debentures of the Company due December 15, 2026.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  LONG-TERM DEBT

     Long-term debt is comprised of the following at December 31, 1997 and 1996:

                                                         1997        1996
                                                      ---------   ---------
     12 1/2% Senior Subordinated Notes,
       net of discount (a).................           $    ---    $  74,288

     9 1/2% Senior Subordinated Notes (b)..            160,000      160,000

     OPIC credit facility (at 6.04% and
       6.09% at December 31, 1997 and
       1996, respectively, plus a
       guaranty fee of 2.75%) (c)..........              7,605       11,309

     Bank credit facility (at 6.125%
       at December 31, 1997 and 1996)(d)...            142,000       40,000

     NuStar Credit Agreement (e)...........                ---        5,872

     Other.................................                 51          977
                                                      ---------   ---------
       Total debt..........................             309,656     292,446
     Less current maturities...............              (3,716)     (5,408)
                                                      ---------   ---------
     Long-term debt........................           $ 305,940   $ 287,038
                                                      =========   =========

(a) On June 16, 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. In addition to the premium, the Company wrote off approximately $2.0 million of unamortized discount and deferred financing costs. The redemption resulted in an extraordinary loss on early extinguishment of debt in the amount of $3.0 million, net of the related tax benefit of $2.0 million. The Company used proceeds from its bank facility to fund the redemption.

(b) In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with proceeds from the sale to the public of a principal amount of $160.0 million, 9 1/2% Senior Subordinated Notes due April 15, 2006 (the "9 1/2% Notes"). Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on April 15 and October 15. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2001, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limits restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restricts mergers, consolidations or sales of assets. The 9 1/2% Notes were guaranteed by certain of Nuevo's subsidiaries until February 1998, at which time such subsidiaries were released as guarantors. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     change in control, the Company will be required to make an offer to repurchase all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

(c) In February 1995, in connection with the purchase of the stock of ACPC, the Company negotiated with OPIC and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The security for such facility is the assets and stock of NCC. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Congo. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is the London Interbank Offered Rate ("LIBOR") plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, payable quarterly. At December 31, 1997, the interest rate was 6.04%, plus the guarantee fee of 2.75%. The loan agreement requires a sixteen-quarter repayment period.

(d) In April 1996, the Company negotiated a commitment from a bank group led by NationsBank of Texas, N.A. to extend to the Company a $385.0 million credit facility (the "Credit Facility") maturing on May 17, 2001. The Credit Facility was amended in February 1998. This amendment increased the line of credit under the Credit Facility to $400.0 million and extended the maturity date to April 1, 2003. The maximum borrowings that may be outstanding under the Credit Facility may not exceed a borrowing base ("Borrowing Base") based on the present value of the Company's oil and gas reserves based on assumptions regarding prices, production and costs approved by the bank group. The Borrowing Base, $289.0 million at December 31, 1997, was increased to $330.0 million in February 1998, and will be reset annually. Sales of assets in excess of $10.0 million will trigger a requirement to re-calculate the Borrowing Base. If amounts outstanding under the Credit Facility exceed the Borrowing Base, as redetermined from time to time, the Company will be required to repay such excess, and may be required to sell assets to make such repayments. Amounts outstanding under the Credit Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a number of basis points which increases as the senior indebtedness of the Company as a percent of the Borrowing Base increases. At December 31, 1997, the Company's interest rate under the Credit Facility was LIBOR plus .5%, or 6.125%. The Credit Facility has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments and investments; (ii) limitation on guarantees and indebtedness; (iii) limitation on prepayments of subordinated indebtedness; (iv) limitation on prepayments of additional indebtedness; (v) limitation on mergers and issuances of securities; (vi) limitation on liens; (vii) limitation on sales of property; (viii) limitation on transactions with affiliates; (ix) limitation on derivative contracts; (x) limitation on acquisitions, new businesses and margin stock; (xi) limitation with respect to certain prohibited types of contracts and multi-employer ERISA plans; and (xii) limitation with respect to unrestricted subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charge coverage ratio, a net worth requirement

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     and a funded debt to capitalization ratio. The proceeds were used to finance a portion of the purchase price of the Unocal Properties as well as retire the borrowings under an existing credit facility in the amount of $27.0 million.

(e) In connection with the sale of its interest in NuStar Joint Venture, the Company used a portion of the proceeds from the sale, $5.9 million, to repay the project financing associated with the Benedum Gas Plant.

     The amount of scheduled debt maturities during the next five years and thereafter is as follows (amounts in thousands):

     1998..........................        $  3,716
     1999..........................           3,716
     2000..........................             212
     2001..........................              12
     2002..........................             ---
     Thereafter....................         302,000
                                           --------
         Total debt................        $309,656
                                           ========

     Based upon the quoted market price, the fair value of the 9 1/2% Notes is estimated to be $170.3 million and $167.4 million at December 31, 1997 and 1996, respectively. For the OPIC credit facility and other debt, for which no quoted prices are available, management believes the carrying value of the debt materially represents the fair value of the debt at December 31, 1997 and 1996.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The OPIC credit facility, discussed in Note 10, requires the Company to provide consolidating financial statements that separately show NCC. These condensed consolidating financial statements are presented below.


                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 1997

                            (Amounts in Thousands)

                                                        Elimina-    Consoli-
                                       Nuevo     NCC     tions       dated
                                     --------   ------    --------   --------
      Total current assets........   $182,668   $ 7,542   $(131,350)  $ 58,860

      Net property and equipment..    797,196    36,158         ---    833,354

      Total other assets..........     18,193        95      (5,729)    12,559
                                     --------   -------   ---------   --------

         Total assets............    $998,057   $43,795   $(137,079)  $904,773
                                     ========   =======   =========   ========

      Total current liabilities..    $ 42,558   $ 5,426   $     ---   $ 47,984

      Long-term debt.............     417,600     3,902    (115,562)   305,940

      Deferred taxes.............      36,444     6,520         ---     42,964

      Other long-term liabilities.     10,146     9,660     (15,788)     4,018

      Mandatorily Redeemable
       Convertible Preferred
       Securities of Nuevo
       Financing I...............     115,000       ---         ---    115,000

      Total stockholders' equity..    376,309    18,287      (5,729)   388,867
                                     --------   -------   ---------   --------

          Total liabilities and
           stockholders' equity...   $998,057   $43,795   $(137,079)  $904,773
                                     ========   =======   =========   ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 1996

                            (Amounts in Thousands)

                                                        Elimina-     Consoli-
                                   Nuevo       NCC        tions        dated
                                 ---------   --------   ---------    ---------
     Total current assets......  $ 169,026   $ 10,174   $(115,562)   $  63,638

     Net property and
       equipment...............    757,034     24,627        ---       781,661

     Total other assets........     24,061        172      (5,729)      18,504
                                 ---------   --------   ---------    ---------

          Total assets.........  $ 950,121   $ 34,973   $(121,291)   $ 863,803
                                 =========   ========   =========    =========

     Total current liabilities.  $  29,169   $ 10,931   $     ---    $  40,100

     Long-term debt............    394,994      7,605    (115,561)     287,038

     Deferred taxes............     32,132      3,021         ---       35,153

     Other long-term
      liabilities..............      9,396        ---         ---        9,396

     Mandatorily Redeemable
     Convertible Preferred
     Securities of Nuevo
     Financing I...............    115,000        ---         ---      115,000

     Total stockholders' equity.   369,430     13,416      (5,730)     377,116
                                 ---------   --------   ---------    ---------
          Total liabilities
          and stockholders'
          equity...............  $ 950,121   $ 34,973   $(121,291)   $ 863,803
                                 =========   ========   =========    =========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 1997
                            (Amounts in Thousands)

                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------

           Revenues...............   $335,361     $ 22,832        $358,193

           Expenses...............    306,316       14,463         320,779
                                     --------     --------        --------

           Net earnings before
           income taxes and
           extraordinary item.....     29,045        8,369          37,414

           Income taxes...........     12,141        3,498          15,639
                                     --------     --------        --------

           Income before
           extraordinary item.....     16,904        4,871          21,775

           Extraordinary loss on
           early extinguishment of
           debt, net of tax benefit     3,024          ---           3,024
                                     --------     --------        --------

           Net income.............   $ 13,880     $  4,871        $ 18,751
                                     ========     ========        ========


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 1996
                            (Amounts in Thousands)

                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------

           Revenues...............   $302,372     $ 20,677        $323,049

           Expenses...............    252,088       12,833         264,921
                                     --------     --------        --------
           Net earnings before
           income taxes...........     50,284        7,844          58,128

           Income taxes...........     20,255        3,177          23,432
                                     --------     --------        --------

           Net income.............     30,029        4,667          34,696

           Dividends on Preferred
              Stock...............        939          ---             939
                                     --------     --------        --------
           Net earnings available
           to Common Stockholders    $ 29,090     $  4,667        $ 33,757
                                     ========     ========        ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 1995

                            (Amounts in Thousands)

                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------

           Revenues...............   $120,450     $ 17,516        $137,966

           Expenses...............    112,653       11,094         123,747
                                     --------     --------        --------

           Net earnings before
           income taxes...........      7,797        6,422          14,219

           Income taxes...........      2,865        2,344           5,209
                                     --------     --------        --------

           Net income.............      4,932        4,078           9,010

           Dividends on Preferred
            Stock.................      1,472          ---           1,472
                                     --------     --------        --------

           Net earnings available to
            Common Stockholders'..   $  3,460     $  4,078        $  7,538
                                     ========     ========        ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Year Ended December 31, 1997

                            (Amounts in Thousands)

                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------
         CASH FLOWS FROM OPERATING
          ACTIVITIES:
         Net income...............   $ 13,880     $  4,871        $ 18,751
         Non-cash adjustments.....    127,419        4,810         132,229

         Change in assets and
         liabilities..............      9,182        6,956          16,138
                                     --------     --------        --------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES.....    150,481       16,637         167,118
                                     --------     --------        --------
         CASH FLOWS FROM INVESTING
          ACTIVITIES:
         Additions to oil and gas
          properties..............   (184,601)     (12,842)       (197,443)
         Proceeds from sale of
          properties..............     28,056          ---          28,056

         Additions to other
          properties and other....     (1,747)                      (1,747)
                                     --------     --------        --------
         NET CASH USED IN
          INVESTING ACTIVITIES       (158,292)     (12,842)       (171,134)
                                     --------     --------        --------

         CASH FLOWS FROM FINANCING
          ACTIVITIES:
         Proceeds from borrowings.    234,000          ---         234,000
         Payments of long-term debt  (213,800)      (3,703)       (217,503)
         Other....................    (16,909)         ---         (16,909)
                                     --------     --------        --------
         NET CASH  PROVIDED BY
          (USED IN) FINANCING
          ACTIVITIES..............      3,291       (3,703)           (412)
                                     --------     --------        --------

         Net (decrease) increase in
          cash & cash equivalents      (4,520)          92          (4,428)

         Cash and cash equivalents
          at beginning of year         11,937        1,699          13,636
                                     --------     --------        --------

         Cash and cash equivalents
          at end of year..........   $  7,417     $  1,791        $  9,208
                                     ========     ========        ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Year Ended December 31, 1996

                            (Amounts in Thousands)

                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------
        CASH FLOWS FROM OPERATING
         ACTIVITIES:
        Net income................   $ 30,029     $  4,667        $ 34,696
        Non-cash adjustments......     91,938        4,242          96,180

        Change in assets and
         liabilities..............     (7,683)       6,865            (818)
                                     --------     --------        --------

        NET CASH PROVIDED BY
         OPERATING ACTIVITIES.....    114,284       15,774         130,058
                                     --------     --------        --------

        CASH FLOWS FROM INVESTING
         ACTIVITIES:
        Additions to oil and gas
         properties...............   (500,848)     (19,474)       (520,322)
        Proceeds from sale of
         properties...............     43,900          ---          43,900
        Additions to other
         properties and other.....    (72,717)         ---         (72,717)
                                     --------     --------        --------

        NET CASH USED IN
         INVESTING ACTIVITIES        (529,665)     (19,474)       (549,139)
                                     --------     --------        --------

        CASH FLOWS FROM FINANCING
             ACTIVITIES:
        Proceeds from borrownings.    402,000        6,000         408,000
        Proceeds from issuance of
         Mandatorily Redeemable
         Convertible Preferred
         Securities of Nuevo
         Financing I..............    115,000          ---         115,000
        Payments of long-term debt   (229,406)      (2,953)       (232,359)
        Other.....................    136,311          ---         136,311
                                     --------     --------        --------
        NET CASH PROVIDED BY
         FINANCING ACTIVITIES.....    423,905        3,047         426,952
                                     --------     --------        --------

        Net increase (decrease) in
         cash & cash equivalents..      8,524         (653)          7,871

        Cash and cash equivalents
         at beginning of year.....      3,412        2,353           5,765
                                     --------     --------        --------

        Cash and cash equivalents
         at end of year...........   $ 11,936     $  1,700        $ 13,636
                                     ========     ========        ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Year Ended December 31, 1995

                            (Amounts in Thousands)


                                                                  Consoli-
                                      Nuevo          NCC           dated
                                     --------     --------        --------
        CASH FLOWS FROM OPERATING
         ACTIVITIES:
        Net income................   $  4,932     $  4,078        $  9,010
        Non-cash adjustments......     38,187        3,298          41,485

        Change in assets and
         liabilities..............     (4,179)      (6,208)        (10,387)
                                     --------     --------        --------
        NET CASH PROVIDED BY
         OPERATING ACTIVITIES.....     38,940        1,168          40,108
                                     --------     --------        --------
        CASH FLOWS FROM INVESTING
         ACTIVITIES:
        Additions to oil and gas
         properties...............    (35,504)      (6,438)        (41,942)
        Proceeds from sale of
         properties...............      5,257          ---           5,257
        Acquisition of ACPC.......        ---         (639)           (639)
        Additions to other
         properties and other           1,828          ---           1,828
                                     --------     --------        --------
        NET CASH USED IN INVESTING
         ACTIVITIES...............    (28,419)      (7,077)        (35,496)
                                     --------     --------        --------

        CASH FLOWS FROM FINANCING
         ACTIVITIES:
        Proceeds from borrownings.      9,000        8,813          17,813
        Payments of long-term debt    (20,296)        (551)        (20,847)
        Other.....................        740          ---             740
                                     --------     --------        --------
        NET CASH (USED IN) PROVIDED
         BY FINANCING ACTIVITIES      (10,556)       8,262          (2,294)
                                     --------     --------        --------

        Net (decrease) increase in
         cash & cash equivalents          (35)       2,353           2,318

        Cash and cash equivalents
         at beginning of year           3,447          ---           3,447
                                     --------     --------        --------
        Cash and cash equivalents
         at end of year...........   $  3,412     $  2,353        $  5,765
                                     ========     ========        ========

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  INCOME TAXES

     Income tax expense is summarized as follows:

                                              Year Ended December 31,
                                          -------------------------------
                                            1997         1996       1995
                                          --------    --------    -------
Current
   Federal........................        $    135    $  1,200    $    16
   State..........................             421         300        ---
                                          --------    --------    -------
                                               556       1,500         16
                                          --------    --------    -------

Deferred
   Federal........................          11,483      17,425      4,613
   State..........................           1,563       4,507        580
                                          --------    --------    -------
                                            13,046      21,932      5,193
                                          --------    --------    -------


 Total income tax.................        $ 13,602    $ 23,432    $ 5,209
                                          ========    ========    =======

A deferred tax benefit related to the exercise of employee stock options of approximately $5.3 million, $4.7 million and $.7 million was allocated directly to additional paid-in capital in 1997, 1996 and 1995, respectively. A current tax benefit of $2.0 million was allocated to the extraordinary loss in 1997.

Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes, minority interest and extraordinary item. The reasons for these differences are as follows:

                                              Year Ended December 31,
                                          -------------------------------
                                            1997         1996       1995
                                          --------    --------    -------

Statutory  Federal income tax rate.....       35.0%       35.0%      35.0%

Increase in tax rate resulting from:
  State income taxes, net of Federal
   benefit.............................        3.7         5.4        2.6

  Non-realization of tax benefits
    related to provision for
    impairment on assets held for sale.        2.5         ---        ---

  Nondeductible travel and
    entertainment and other............         .8          .1       (1.0)
                                          --------    --------    -------
                                              42.0%       40.5%      36.6%
                                          ========    ========    =======

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows:

                                                As of December 31,
                                           ---------------------------
                                              1997               1996
                                           ---------         ---------
Net operating loss
   carryforwards..................         $  10,267         $   6,372
Alternative minimum tax credit
   carryforwards..................             1,337             1,437
Capital loss carryforward.........               700               ---
                                           ---------         ---------

 Total deferred income
 tax assets.......................            12,304             7,809

Less: valuation allowance.........              (700)              ---
                                           ---------         ---------

Net deferred income tax assets....            11,604             7,809
                                           ---------         ---------

Property and equipment                       (47,802)          (37,190)
State income taxes................            (6,766)           (5,772)
                                           ---------         ---------

 Total deferred income tax
     liabilities..................           (54,568)          (42,962)
                                           ---------         ---------

Net deferred income tax
     liability....................         $ (42,964)        $ (35,153)
                                           =========         =========

At December 31, 1997, the Company had a net operating loss carryforward for regular tax of approximately $29.3 million, which will expire in future years beginning in 2005 through 2011. The alternative minimum tax credit carryforward of $1.3 million does not expire and may be applied to reduce regular income tax to an amount not less than the alternative minimum tax payable in any one year. Management believes that it is more likely than not that the deferred income tax assets (excluding the capital loss carryforward), comprised primarily of the net operating loss carryforward, will be realized in future years through the reversal of taxable temporary differences and the annual election to capitalize intangible drilling costs during the carryforward period.

                         NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.   INDUSTRY  SEGMENT  INFORMATION

The Company's operations are concentrated primarily in two segments:
-  Exploration and production of oil and natural gas
-  Gas plant, pipelines and other facilities

                              As of and For the Years Ended December 31,
                              ------------------------------------------
                                            1997       1996        1995
                                          ---------   ---------  ---------
Sales to unaffiliated customers:             (Amounts in thousands)
   Oil and gas - domestic.............    $ 312,408   $ 259,191  $  85,083
   Oil and gas - foreign..............       22,794      20,668     17,372
   Gas plant, pipelines and other
    facilities........................       17,369      41,576     34,405
                                          ---------   ---------  ---------
      Total sales.....................      352,571     321,435    136,860
        Other revenues................        5,622       1,614      1,106
                                          ---------   ---------  ---------
      Total revenues..................    $ 358,193   $ 323,049  $ 137,966
                                          =========   =========  =========

Operating  profit before  income taxes:
   Oil and gas - domestic.............    $ 115,062   $ 105,269  $  28,175
   Oil and gas - foreign..............        9,515       8,660      7,114
   Gas plant, pipelines and other
    facilities(2).....................      (24,571)      1,742      3,585
                                          ---------   ---------  ---------
                                            100,006     115,671     38,874

   Unallocated corporate expenses.....       28,622      21,369      9,266
   Interest expense...................       27,357      36,009     15,389
   Dividends on TECONS................        6,613         165        ---
                                          ---------   ---------  ---------
   Operating profit before income taxes   $  37,414   $  58,128  $  14,219
                                          =========   =========  =========

Identifiable assets:
   Oil and gas - domestic (1).........    $ 766,519   $ 728,174  $ 214,391
   Oil and gas - foreign..............       44,466      34,128     11,962
   Gas plant, pipelines and other
    facilities........................       17,387      66,329     61,446
                                          ---------   ---------  ---------
                                            828,372     828,631    287,799

   Corporate assets and investments...       76,401      35,172     18,745
                                          ---------   ---------  ---------
   Total..............................    $ 904,773   $ 863,803  $ 306,544
                                          =========   =========  =========

Capital expenditures:
   Oil and gas - domestic (2).........    $ 183,332   $ 565,650  $  35,504
   Oil and gas - foreign..............       14,111      19,607      7,077
   Gas plant, pipelines and other
    facilities........................        1,747       2,717      1,022
                                          ---------   ---------  ---------
                                          $ 199,190   $ 587,974  $  43,603
                                          =========   =========  =========

Depreciation, depletion and
 amortization:
   Oil and gas - domestic.............    $  86,136   $  71,803  $  37,339
   Oil and gas - foreign..............        1,311       1,065        954
   Gas plant, pipelines and other
    facilities........................        2,830       3,812      3,411
                                          ---------   ---------  ---------
                                          $  90,277   $  76,680  $  41,704
                                          =========   =========  =========

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


    (1) Identifiable assets and capital expenditures for 1996 include $15.0 million in costs associated with gas plant facilities in California, which process immaterial amounts of third party gas, and whose revenues from the sale of these liquids are included in oil and gas revenues.

    (2) Gas plant, pipelines and other facilities operations for 1997 include a charge for $25.9 million to record an impairment on assets held for sale and a $2.3 million gain on sale. See Note 4.

    In 1997 and 1996, the Company had one customer that accounted for 62% and 52% of revenues, respectively. In 1995, the Company had two customers that accounted for 31% of total revenues.

14. Contingencies

    The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

    The Company has been named as a defendant in certain other lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties in any litigation. The Company is defending itself vigorously in all such matters.

    On September 28, 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Torch, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate federal, state, and local authorities, as well as petroleum industry environmental response consortia. Cost of the clean up is expected to be covered by general liability insurance held by the Company, less the related deductible of $40,000 net to the Company. Total cost of the repair of the pipeline is currently estimated to be approximately $3.0 million ($2.4 million net to the Company), and is expected to be covered by insurance less the Company's deductible of $80,000.

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the time of the spill, the Point Pedernales field was producing 7,300 barrels per day, net to the Company's interest. Production from the field was halted until the pipeline was repaired and the Company received all required permits from regulatory bodies. Repairs were completed by the end of 1997, and production recommenced on December 12, 1997. Additionally, the Company has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages, as well as costs to repair the pipeline. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC. The Company is currently investigating its options for political risk insurance in Ghana.

In connection with their respective acquisitions of two subsidiaries (each a "Congo subsidiary") owning interests in the Yombo field offshore West Africa, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including
(i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $50.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

During the third quarter of 1997, a civil war erupted in the Congo resulting in a new government being put in place. The operator of the properties temporarily moved its field offices to Gabon, but is currently in the process of re-establishing its offices in the Congo. The Company's Congo production is

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    approximately 27 miles offshore and flows into a floating production, storage and off-loading vessel for direct shipment to western markets. The Company experienced no production interruption as a result of the conflict.

15. Financial Instruments

    The Company periodically uses derivative financial instruments to manage oil and natural gas price risk. For 1998, the Company is a party to several commodity price and basis swap agreements, hedging an aggregate of 16.0 Mmcf of gas, at prices ranging from $2.13 to $2.41. These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

    Determination of Fair Values of Financial Instruments

    Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1997 and 1996.


                                        December 31, 1997               December 31, 1996
                                      -----------------------         ----------------------
    (Amounts in thousands)            Carrying    Approximate         Carrying   Approximate
                                       Value      Fair Value            Value    Fair Value
                                      ---------   -----------         --------   -----------
    Other investments                 $    434    $     553           $  1,673   $  2,558
    Derivative Assets:
      Futures contracts                    ---          ---              1,000        599
      Natural gas commodity
       price swaps                         ---          506                ---        ---
    Long-term debt                     305,940      316,228            287,038    300,526
      (See Note 10)
    TECONS                             115,000      112,700            115,000    123,349

16. Supplemental Information - (Unaudited)

    Oil and Gas Producing Activities:

    Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production as of December 31, 1997 are based primarily on reserve reports prepared by the independent petroleum engineering firm of Ryder Scott Company. Reserve quantities and future production for previous years are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Miller and Lents, Ltd., S.A. Holditch and Associates, Inc., Ryder Scott Company, D.O.R. Engineering Inc., and Poco Oil Company. These estimates are inherently imprecise and subject to substantial revision.

    Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids ("NGL") were made in accordance with SFAS No. 69,

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    "Disclosures about Oil and Gas Producing Activities." The estimates are based on realized prices at year-end, of $13.44 per BBL of oil and $2.21 per MCF of gas. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. Because the disclosure requirements are standardized, significant changes can occur in these estimates based upon oil and gas prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including:
    (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

    In late 1997 and continuing into 1998, crude oil prices declined significantly. As a result of this decline, the capitalized costs of the Company's oil and gas properties will likely be in excess of discounted future net revenues using prices in effect during the first quarter of 1998. If prices do not improve substantially above current levels, a provision for impairment of oil and gas properties (both domestic and foreign) will be required in the first quarter results of operations for 1998.

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Costs incurred (amounts in thousands) -

    The following table sets forth the costs incurred in property acquisition and development activities:


                                             Year Ended December 31,
                                    ------------------------------------
                                      1997          1996           1995
                                    -------        ------         ------
     DOMESTIC
     Property acquistion:
       Proved properties(2)         $ 10,206       $452,603     $    ---
       Unproved properties               ---         40,000          ---
     Exploration (1)                  18,474          9,889        9,387
     Development                     154,652         63,158       26,117
                                    --------       --------     --------
                                    $183,332       $565,650     $ 35,504
                                    ========       ========     ========

     FOREIGN
     Property acquisition:
     Proved properties              $    ---       $    ---     $    639
     Exploration                      10,887          8,844          ---
     Development                       3,224         10,763        6,438
                                   ---------       --------     --------
                                   $  14,111       $ 19,607     $  7,077
                                   =========       ========     ========

     TOTAL
     Property acquisition:
       Proved properties           $ 10,206        $452,603     $    639
       Unproved properties              ---          40,000          ---
     Exploration                     29,361          18,733        9,387
     Development                    157,876          73,921       32,555
                                   --------        --------     --------
                                   $197,443        $585,257     $ 42,581
                                   ========        ========     ========

    (1) Includes capitalized internal costs directly related to exploration activities of $3.2 million, $2.6 million and $1.0 million in 1997, 1996 and 1995, respectively.

    (2) The acquisition of domestic proved properties for 1996 includes $15.0 million in costs associated with gas plant facilities in California.

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Capitalized costs (amounts in thousands) -

    The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                          Year Ended December 31,
                                      ------------------------------------
                                       1997            1996          1995
                                      ------          ------        ------
     DOMESTIC
     Proved properties                $1,146,044    $  959,712     $ 441,309
     Unproved properties                  41,661        44,661        12,414
                                      ----------    ----------     ---------
     Total capitalized costs           1,187,705     1,004,373       453,723

     Accumulated depreciation,
       depletion and amortization       (463,070)     (373,297)     (252,648)
                                      ----------    ----------     ---------

     Net capitalized costs            $  724,635    $  631,076     $ 201,075
                                      ==========    ==========     =========
     FOREIGN
     Proved properties                $   40,795    $   26,684     $   7,077
                                      ----------    ----------     ---------
     Total capitalized costs              40,795        26,684         7,077

     Accumulated depreciation,
       depletion and amortization         (3,330)       (2,019)         (954)
                                      ----------    ----------     ---------
     Net capitalized costs            $   37,465    $   24,665     $   6,123
                                      ==========    ==========     =========
     TOTAL
     Proved properties                $1,186,839    $  986,396     $ 448,386
     Unproved properties                  41,661        44,661        12,414
                                      ----------    ----------     ---------
     Total capitalized costs           1,228,500     1,031,051       460,800

     Accumulated depreciation,
       depletion and amortization       (466,400)     (375,316)     (253,602)
                                      ----------    ----------     ---------
     Net capitalized costs            $  762,100    $  655,741     $ 207,198
                                      ==========    ==========     =========

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Results of operations for producing activities (amounts in thousands)-

                                               Year Ended December 31,
                                          --------------------------------
                                           1997        1996         1995
                                          ------      ------       ------
     DOMESTIC
     Revenues from oil and gas
      producing activities                $ 312,408   $ 259,191   $ 85,083
     Production costs                      (111,210)    (82,119)   (19,569)
     Depreciation, depletion
      and amortization                      (86,136)    (71,803)   (37,339)
     Income tax provision                   (48,096)    (42,634)   (10,312)
                                          ---------   ---------   --------
     Results of operations from
       producing activities
       (excluding corporate
       overhead  and  interest costs)     $  66,966   $  62,635   $ 17,863
                                          =========   =========   ========

     FOREIGN
     Revenues from oil and gas
      producing activities                $  22,794   $  20,668   $ 17,372
     Production costs                       (11,968)    (10,943)    (9,304)
     Depreciation, depletion
      and amortization                       (1,311)     (1,065)      (954)
     Income tax provision                    (3,977)     (3,507)    (2,603)
                                          ---------   ---------   --------
     Results of operations from
       producing activities
       (excluding corporate
       overhead  and  interest costs)     $   5,538   $   5,153   $  4,511
                                          =========   =========   ========

     TOTAL
     Revenues from oil and gas
       producing  activities              $ 335,202   $ 279,859   $102,455
     Production costs                      (123,178)    (93,062)   (28,873)
     Depreciation, depletion
      and amortization                      (87,447)    (72,868)   (38,293)
     Income tax provision                   (52,073)    (46,141)   (12,915)
                                          ---------   ---------   --------
     Results of operations from
       producing activities
       (excluding corporate
       overhead  and  interest costs)     $  72,504   $  67,788   $ 22,374
                                          =========   =========   ========

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Per unit sales prices and costs:

                                     Year Ended December 31,
                                 ------------------------------
                                    1997      1996       1995
                                 --------   -------    --------
     DOMESTIC
     Average sales price:
       Oil (per barrel)          $  14.88   $ 15.99    $  14.66
       Gas (per MCF)             $   2.06   $  2.08    $   1.55

     Average production cost
       per equivalent barrel     $   5.10   $  4.63    $   2.61

     FOREIGN
     Average sales price:
       Oil (per barrel)          $  14.66   $ 14.56    $  13.66
     Average production cost
       per equivalent barrel     $   7.70   $  7.71    $   7.31

     TOTAL
     Average sales price:
       Oil (per barrel)          $  14.86   $ 15.84    $  14.34
       Gas (per MCF)             $   2.06   $  2.08    $   1.55


     Average production cost
       per equivalent barrel     $   5.28   $  4.86    $   3.29

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                        Year Ended December 31,
                                        -----------------------------------------------------------
    Description                                1997                 1996               1995
    -----------                         -----------------------------------------------------------
                                         Oil*        Gas      Oil*       Gas       Oil*       Gas
                                        (Mbbl)     (Mmcf)    (Mbbl)     (Mmcf)    (Mbbl)     (Mmcf)
                                        ------     ------    ------     ------    ------     ------
DOMESTIC
Proved reserves at beginning
  of year                              165,839    394,630     9,700    301,311    10,852     261,115
Revisions of previous estimates         10,177     (5,105)    5,581     (1,388)     (472)     18,419
Extensions  and discoveries             39,911     35,682     3,615     18,291     2,456      58,463
Production                             (15,854)   (35,625)  (11,924)   (34,775)   (2,675)    (28,913)
Sales  of  reserves  in-place              (15)      (675)   (2,506)   (30,588)     (461)     (7,773)
Purchase of reserves in-place            2,713      1,784   161,373    141,779       ---         ---
                                       -------    -------   -------    -------   -------     -------
Proved reserves at end of year         202,771    390,691   165,839    394,630     9,700     301,311
                                       =======    =======   =======    =======   =======     =======
Proved developed reserves -
  Beginning of year                    122,088    236,013     8,289    142,012     8,692     164,183
                                       =======    =======   =======    =======   =======     =======
  End of year                          143,486    266,179   122,088    236,013     8,289     142,012
                                       =======    =======   =======    =======   =======     =======
FOREIGN
Proved reserves at beginning
  of year                               20,214        ---    20,826        ---       ---         ---
Revisions of previous estimates         (1,313)       ---      (107)       ---     4,096         ---
Extensions  and discoveries              7,147        ---       915        ---       ---         ---
Production                              (1,555)       ---    (1,420)       ---    (1,272)        ---
Sales  of reserves in-place                ---        ---       ---        ---       ---         ---
Purchase of reserves in-place              ---        ---       ---        ---    18,002         ---
                                       -------    -------   -------    -------   -------     -------
Proved reserves at end of year          24,493        ---    20,214        ---    20,826         ---
                                       =======    =======   =======    ========  =======     =======
Proved developed reserves -
  Beginning of year                     16,727        ---    14,787         ---      ---         ---
                                       =======    =======   =======    ========  =======    ========
  End of year                            9,526        ---    16,727         ---   14,787         ---
                                       =======    =======   =======    ========  =======    ========

TOTAL
Proved reserves at beginning
  of year                              186,053    394,630    30,526     301,311   10,852     261,115
Revisions of previous estimates          8,864     (5,105)    5,474      (1,388)   3,624      18,419
Extensions and discoveries              47,058     35,682     4,530      18,291    2,456      58,463
Production                             (17,409)   (35,625)  (13,344)    (34,775)  (3,947)    (28,913)
Sales of reserves in-place                 (15)      (675)   (2,506)    (30,588)    (461)     (7,773)
Purchase of reserves in-place            2,713      1,784   161,373     141,779   18,002         ---
                                       -------    -------   -------     -------  -------     -------
Proved reserves at end of year         227,264    390,691   186,053     394,630   30,526     301,311
                                       =======    =======   =======     =======  =======     =======

Proved developed reserves -
  Beginning of year                    138,815    236,013    23,076     142,012    8,692     164,183
                                       =======    =======   =======     =======  =======     =======
  End of year                          153,012    266,179   138,815     236,013   23,076     142,012
                                       =======    =======   =======     =======  =======     =======

(*) Includes estimated NGL reserves.

                             NUEVO ENERGY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discounted future net cash flows (amounts in thousands) -

    The standardized measure of discounted future net cash flows and changes therein are shown below:

                                            Year Ended December 31,
                                  -----------------------------------------
                                      1997          1996           1995
                                      ----          ----           ----
DOMESTIC
Future cash inflows               $ 3,566,450    $ 4,476,523    $  850,521
Future production costs            (1,643,774)    (1,739,219)     (311,452)
Future development costs(1)          (329,997)      (309,365)      (81,102)
                                  -----------    -----------    ----------
Future net inflows before
  income tax                        1,592,679      2,427,939       457,967
Future income taxes                  (427,618)      (736,788)      (96,829)
                                  -----------    -----------    ----------
Future net cash flows               1,165,061      1,691,151       361,138
10% discount factor                  (454,023)      (702,996)     (124,218)
                                  -----------    -----------    ----------
Standardized measure of
  discounted future net
  cash flows                      $   711,038    $   988,155    $  236,920
                                  ===========    ===========    ==========
FOREIGN
Future cash inflows               $   360,959    $   414,383    $  364,444
Future production costs              (171,331)      (248,222)     (192,934)
Future development costs              (59,985)        (2,625)       (6,278)
                                  -----------    -----------    ----------
Future net inflows before
  income tax                          129,643        163,536       165,232
Future income taxes                   (39,243)       (55,083)      (57,869)
                                  -----------    -----------    ----------
Future net cash flows                  90,400        108,453       107,363
10% discount factor                   (36,653)       (33,659)      (33,197)
                                  -----------    -----------    ----------
Standardized measure of
  discounted future net
  cash flows                      $    53,747    $    74,794    $   74,166
                                  ===========    ===========    ==========
TOTAL
Future cash inflows               $ 3,927,409    $ 4,890,906    $1,214,965
Future   production   costs        (1,815,105)    (1,987,441)     (504,386)
Future development costs             (389,982)      (311,990)      (87,380)
                                  -----------    -----------    ----------
Future net inflows before
  income tax                        1,722,322      2,591,475       623,199
Future income taxes                  (466,861)      (791,871)     (154,698)
                                  -----------    -----------    ----------
Future net cash flows               1,255,461      1,799,604       468,501
10% discount factor                  (490,676)      (736,655)     (157,415)
                                  -----------    -----------    ----------
Standardized  measure of
  discounted future net
  cash flows                      $    764,785   $ 1,062,949    $  311,086
                                  ============   ===========    ==========

(1) Includes $10.7 million of environmental and site-remediation liabilities.

                             NUEVO ENERGY COMPANY


The following are the principal sources of change in the standardized measure of discounted future net cash flows:


                                                 Year Ended December 31,
                                          -----------------------------------
                                             1997         1996         1995
                                          ---------     --------     --------
DOMESTIC
Standardized measure - beginning
  of year.............................    $ 988,155     $ 236,920    $ 183,205
Sales, net of production costs........     (201,198)     (177,072)     (65,514)
Purchases of reserves in-place........       18,293       605,210          ---
Net change in prices and production
  costs...............................     (581,640)      505,108       58,184
Extensions, discoveries and improved
  recovery, net of future production
  and development costs...............      180,146        38,572       51,265
Net changes in estimated future
  development costs...................       87,606        10,151       14,906
Revisions of quantity estimates.......       33,358        79,185       14,030
Accretion of discount.................      125,138        26,207       18,321
Net change in income taxes............      141,452      (238,071)     (25,151)
Sales of reserves in-place............       (1,598)      (41,969)      (4,691)
Changes in production rates and
  other...............................      (78,674)      (56,086)      (7,635)
                                          ---------     ---------    ---------
Standardized measure - end of year....    $ 711,038     $ 988,155    $ 236,920
                                          =========     =========    =========
FOREIGN
Standardized measure - beginning
  of year.............................    $  74,794     $  74,166    $     ---
Sales, net of production costs........      (10,826)       (9,725)      (8,068)
Purchases of reserves in-place........          ---           ---       64,524
Net change in prices and production
  costs...............................      (22,193)       (1,557)      35,476
Extensions, discoveries and improved
  recovery, net of future production
  and development costs...............        5,486         4,930          ---
Net changes in estimated future
  development costs...................       (6,212)        3,892        2,253
Revisions of quantity estimates.......       (5,609)         (598)      24,483
Accretion of discount.................       10,720        11,288          ---
Net change in income taxes............       17,857         6,304      (38,713)
Changes in production rates and
  other...............................      (10,270)      (13,906)      (5,789)
                                          ---------     ---------    ---------
Standardized measure - end of year....    $  53,747     $  74,794    $  74,166
                                          =========     =========    =========

                             NUEVO ENERGY COMPANY

                                                 Year Ended December 31,
                                          -----------------------------------
                                             1997         1996         1995
                                          ---------     --------     --------
TOTAL
Standardized measure - beginning
  of year.............................   $1,062,949    $  311,086     $183,205
Sales, net of production costs........     (212,024)     (186,797)     (73,582)
Purchases of reserves in-place........       18,293       605,210       64,524
Net change in prices and production
  costs...............................     (603,833)      503,551       93,660
Extensions, discoveries and improved
  recovery, net of future production
  and development costs...............      185,632        43,502       51,265
Net changes in estimated future
  development costs...................       81,394        14,043       17,159
Revisions of quantity estimates.......       27,749        78,587       38,513
Accretion of discount.................      135,858        37,495       18,321
Net change in income taxes............      159,309      (231,767)     (63,864)
Sales of reserves in-place............       (1,598)      (41,969)      (4,691)
Changes in production rates and
  other...............................      (88,944)      (69,992)     (13,424)
                                         ----------    ----------     --------
Standardized measure - end of year....   $  764,785    $1,062,949     $311,086
                                         ==========    ==========     ========

                             NUEVO ENERGY COMPANY


   Selected quarterly financial data (amounts in thousands, except per share data)(unaudited):

                                             Quarter Ended*
                            ----------------------------------------------------
                            March 31,   June 30,    September 30,   December 31,
                               1997       1997          1997            1997
                            ---------  ---------    -------------   ------------
  Revenues................  $ 101,049  $  85,978       $83,717        $87,449

  Operating Earnings(2)...  $  38,428  $  31,242       $27,155        $ 3,173


  Net income (loss)(2)(3).  $  13,746  $   5,995       $ 6,215        $(7,205)


  Earnings per Common
   share - Basic(1).......  $     .68  $     .30       $   .32        $  (.37)

  Earnings per Common
   share - Diluted(1).....  $     .66  $     .30       $   .31        $  (.37)



                                             Quarter Ended*
                            ----------------------------------------------------
                            March 31,   June 30,    September 30,   December 31,
                               1996       1996          1996            1996
                            ---------  ---------    -------------   ------------
  Revenues................  $  33,866  $  92,740     $  90,285        $106,158

  Operating Earnings......  $  12,778  $  30,418     $  29,115        $ 43,089

  Net income..............  $   4,201  $   7,188     $   8,008        $ 15,299

  Earnings available
   to Common Stockholders   $   3,936  $   6,924     $   7,771        $ 15,126

  Earnings per Common
   share - Basic(1).......  $     .34  $     .39     $     .42        $    .79

  Earnings per Common
    share - Diluted(1)....  $     .34  $     .37     $     .39        $    .73

(1) Retroactively restated to reflect the adoption of SFAS No. 128
    (see Note 2).

(2) Includes a fourth quarter charge for $25.9 million to record an impairment on assets held for sale and a second quarter gain on sale of $3.0 million that was adjusted downward by $.7 million in the third quarter (see
    Note 4).

(3) Includes an extraordinary loss on early extinguishment of debt of $3.0 million, net of income tax benefit, in the second quarter.

* Certain reclassifications of prior period amounts have been made to conform with current reporting practices.

                             NUEVO ENERGY COMPANY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1997. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1997. Such information is incorporated herein by reference.

Item  12.   Security Ownership  of Certain Beneficial Owners and Management

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1997. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1997. Such information is incorporated herein by reference.

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

                             NUEVO ENERGY COMPANY

(4) Instruments defining the rights of security holders, including indentures.

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 33-33873) filed under the Securities Act of 1933).

4.2 1990 Stock Option Plan of the Company, as amended (incorporated by reference from Exhibit 10.8 to Form S-1 dated July 13, 1992).

4.3 Indenture dated April 1, 1996 among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust Company as the Trustee - 9 1/2% Senior Subordinated Notes due 2006. (Incorporated by reference from Form S-3 (No. 333-1504).

4.4 Form of Amended and Restated Declaration of Trust dated December 23, 1996, among the Company, as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, and Michael D. Watford, Robert L. Gerry, III and Robert M. King, as Regular Trustees. (Incorporated by reference from
      Exhibit 4.1 to Form 8-K filed on December 23, 1996).

4.5 Form of Subordinated Indenture dated as of November 25, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 23, 1996)

4.6 Form of First Supplemental Indenture dated December 23, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from exhibit 4.3 to Form 8-K filed on December 23, 1996).

4.7 Form of Preferred Securities Guarantee Agreement dated as of December 23, 1996, between the Company and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 23, 1996).

4.8 Form of Certificate representing TECONS. (Incorporated by reference from Exhibit 4.5 to Form 8-K filed on December 23, 1996)

4.9   1993 Stock Incentive Plan, as amended (incorporated by reference to
      Exhibit 4.2 to Form S-8 (No. 333-21063) filed on February 4, 1997).

4.10 Shareholder Rights Plan, dated March 5, 1997, between Nuevo Energy Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on April 1,
      1997).

4.11 Release and Termination of Subsidiary Guarantees with respect to the 9 1/2% Senior Subordinated Notes due 2006.

(10)  Material Contracts.

10.1 Purchase and sale agreement dated April 14, 1994 between Nuevo Energy Company, (Seller); and Beauregard Corporation (Buyer). (Incorporated by reference from Exhibit 10.1 to form 10-Q for the quarter ended June 30,
      1994).

                             NUEVO ENERGY COMPANY

10.2 First Additional Production Payment dated July 1, 1994, under the Purchase and Sale Agreement dated April 14, 1994 between Nuevo Energy Company as Seller, and Beauregard Corporation as Buyer. (Incorporated by reference from Exhibit 10.21 to Form 10-K for the year ended December 31, 1994.)

10.3 Second Additional Production Payment dated December 15, 1994, under the Purchase and Sale Agreement dated as of April 14, 1994 between Nuevo Energy Company, as Seller, and Beauregard Corporation as Buyer. (Incorporated by reference from Exhibit 10.22 to Form 10-K for the year ended December 31, 1994).

10.4 Stock Purchase Agreement, dated as of June 30, 1994, among Amoco Production Company ("APC"), Walter International Inc. ("Walter"), Walter Congo Holdings, Inc. ("Walter Holdings"), Walter International Congo, Inc. (before the merger "Walter Congo" and after the merger "Old Walter Congo"), Nuevo, Nuevo Holding and The Nuevo Congo Company (before the merger, "Nuevo Congo" and after the merger, "Old Nuevo Congo"). (Incorporated by reference from Exhibit (2.1) to Form 8-K dated March 10,
      1995)

10.5 Amendment to Stock Purchase Agreement dated as of September 19, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.2) to Form 8-K dated March 10, 1995).

10.6 Second Amendment to Stock Purchase Agreement dated as of October 15, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.3) to Form 8-K dated March 10, 1995).

10.7 Third Amendment to Stock Purchase Agreement dated as of December 2, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.4) to Form 8-K dated March 10, 1995.

10.8 Fourth Amendment to Stock Purchase Agreement dated as of February 23, 1995, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.5) to Form 8-K dated March 10, 1995).

10.9 Tax Agreement dated as of February 23, 1995, executed by APC Amoco Congo Exploration Company ("ACEC"), Amoco Congo Production Company ("ACPC"), Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference from Exhibit (2.6) to Form 8-K dated March 10, 1995).

10.10 Agreement and Plan of Merger executed by Nuevo Congo, Nuevo Holding and APC dated February 24, 1995. (Incorporated by reference from Exhibit (2.7) to Form 8-K dated March 10, 1995).

10.11 Finance Agreement dated as of December 28, 1994, among Nuevo Holding, Nuevo Congo and The Overseas Private Investment Corporation ("OPIC"). (Incorporated by reference from Exhibit (2.8) to Form 8-K dated March 10,
      1995).

10.12 Subordination Agreement dated December 28, 1994, among Nuevo Congo, Nuevo Holding, Walter Congo, Walter Holdings and APC. (Incorporated by reference from Exhibit (2.9) to Form 8-K dated March 10, 1995).

10.13 Guaranty covering the obligations of Nuevo Congo and Walter Congo under the Stock Purchase Agreement dated February 24, 1995, executed by Walter and Nuevo. (Incorporated by reference from Exhibit (2.10) to Form 8-K dated March 10, 1995).

                             NUEVO ENERGY COMPANY

10.14 Inter-Purchaser Agreement dated as of December 28, 1994, among Walter, Old Walter Congo, Walter Holdings, Nuevo, Old Nuevo Congo and Nuevo Holding. (Incorporated by reference from (2.11) to Form 8-K dated March 10, 1995).

10.15 Latent ORRI Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference from Exhibit (2.12) to Form 8-K dated March 10,
      1995).

10.16 Latent Working Interest Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference form Exhibit (2.13) to Form 8-K dated March 10,
      1995).

10.17 Loan agreement dated April 1, 1996 between Nuevo Energy Company (Borrower) and certain subsidiaries and NationsBank of Texas, N.A. (Administrative Agent), Morgan Guaranty Trust Company of New York (Documentation Agent) and certain lenders. (Incorporated by reference from Exhibit 10.1 to Form S-3 (No. 333-1504).

10.18 Asset Purchase Agreement dated as of February 16, 1996 between Nuevo Energy Company, the Purchaser, and Union Oil Company of California as Seller (Incorporated by reference from Exhibit 2.1 to Form S-3
      (No. 333-1504).

10.19 Administrative Services Agreement among the Company and Torch Energy Advisors Incorporated as amended through January 1, 1996. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed March 5, 1997).

10.20 Asset Purchase Agreement dated as of April 4, 1997, by and among Torch California Company and Express Acquisition Company, as Sellers, and Nuevo Energy Company, as Purchaser. (Incorporated by reference from Exhibit 2.2 to Form S-3 (No. 333-1504)).

10.21 Separation Agreement with Michael D. Watford. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 1997).

10.22 Amended and restated Credit Agreement dated February 13, 1998 between Nuevo Energy Company (Borrower) and certain subsidiaries and NationsBank of Texas, N.A. (Administrative Agent), Morgan Guaranty Trust Company of New York (Documentation Agent) and certain lenders.

10.23 Employment Agreement with Douglas L. Foshee.

10.24 Employment Agreement with Robert M. King.

10.25 Employment Agreement with Robert S. Gaston.

10.26 Employment Agreement with Dennis Hammond.

(22)  Subsidiaries of the Registrant

(23)  Consents of experts and counsel:

23.1  Consent of KPMG Peat Marwick LLP

                             NUEVO ENERGY COMPANY

(b) Reports on Form 8-K:

1. Report filed on Form 8-K on September 4, 1997 regarding the resignation Michael D. Watford from the positions of President, Chief Executive Officer and Chief Operating Officer of Nuevo Energy Company, the appointment of Douglas L. Foshee as its President and Chief Executive Officer and the intention of Mr. J.P. Bryan to resign his chairmanship of Nuevo Energy Company by the end of 1997.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NUEVO ENERGY COMPANY
                                 (Registrant)

Date:  March 17, 1998                                      By:  /s/ Douglas L. Foshee
    -------------------------------------                       -----------------------------
                                                                    Douglas L. Foshee
                                                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Douglas L. Foshee                                  Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Douglas L. Foshee
        Chairman of the Board of Directors,
        President and Chief Executive Officer
        (Principal Executive Officer)

By: /s/ Robert M. King                                     Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Robert M. King
        Senior Vice President,
        Chief Financial Officer (Principal Financial Officer)

By: /s/ Sandra Kraemer                                     Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Sandra Kraemer
        Controller (Principal Accounting Officer)


By: /s/ Robert L. Gerry, III                               Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Robert L. Gerry, III
        Director

By: /s/ Gary R. Petersen                                   Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Gary R. Petersen
        Director

By: /s/ Thomas D. Barrow                                   Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Thomas D. Barrow
        Director

By: /s/ Isaac Arnold, Jr.                                  Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Isaac Arnold, Jr.
        Director

By: /s/ James T. Hackett                                   Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        James T. Hackett
        Director

By: /s/ Robert H. Allen                                    Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Robert H. Allen
        Director

By: /s/ David Ross                                         Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        David Ross
        Director

By: /s/ Robert W. Shower                                   Date:  March 17, 1998
    -------------------------------------                         ---------------------------
        Robert W. Shower
        Director
