Form 10-Q
period 1998-03-31
NUEVO ENERGY CO
filed 1998-05-15
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
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

                            Yes [X]         No [_]

As of May 13, 1998, the number of outstanding shares of the Registrant's common stock was 20,255,637.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets:
 March 31, 1998 (Unaudited) and December 31, 1997
  (Restated)...................................................     3
Condensed Consolidated Statements of Operations (Unaudited):
 Three months ended March 31, 1998 and
  March 31, 1997 (Restated)....................................     5
Condensed Consolidated Statements of Cash Flows (Unaudited):
 Three months ended March 31, 1998 and
  March 31, 1997 (Restated)....................................     6
Notes to Condensed Consolidated Financial Statements
 (Unaudited)...................................................     8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................    13

PART II. OTHER INFORMATION.....................................    23

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NUEVO ENERGY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS


                                              March 31, 1998    December 31, 1997
                                              ---------------   ------------------
                                                (Unaudited)         (Restated)
CURRENT ASSETS:
 Cash and cash equivalents.................       $    4,145           $    9,208
 Accounts receivable.......................           29,071               38,196
 Product inventory.........................              635                1,627
 Prepaid expenses and other................            8,021                9,829
                                                  ----------           ----------
   Total current assets....................           41,872               58,860
                                                  ----------           ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land......................................           49,469               49,469
 Buildings and improvements................            4,050                5,469
 Oil and gas properties (successful
   efforts method).........................        1,032,752              984,273
 Pipeline and other facilities.............            4,366                4,304
 Gas plant facilities......................           16,508               15,500
                                                  ----------           ----------
                                                   1,107,145            1,059,015
 Accumulated depreciation, depletion and
   amortization............................         (349,463)            (324,904)
                                                  ----------           ----------
                                                     757,682              734,111
                                                  ----------           ----------
OTHER ASSETS...............................           11,099               11,315
                                                  ----------           ----------
                                                  $  810,653           $  804,286
                                                  ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

                            (AMOUNTS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          March 31, 1998    December 31, 1997
                                                                          ---------------   -----------------
                                                                            (Unaudited)        (Restated)
CURRENT LIABILITIES:
  Accounts payable.....................................................         $ 10,914            $ 17,759
  Accrued interest.....................................................            7,482               4,285
  Accrued liabilities..................................................           28,726              23,843
  Current maturities of long-term debt.................................            3,716               3,716
                                                                                --------            --------
     Total current liabilities.........................................           50,838              49,603
                                                                                --------            --------
OTHER LONG-TERM LIABILITIES............................................            3,494               4,018

LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................          322,982             305,940

DEFERRED TAXES.........................................................               54               4,986

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I........................................          115,000             115,000

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 20,243,637 and 20,237,537 shares issued
    at March 31, 1998 and December 31, 1997, respectively..............              202                 202

   Additional paid-in capital..........................................          354,428             354,296

   Treasury stock, at cost, 492,851
    and 497,372 shares, at March 31, 1998
    and December 31, 1997, respectively................................          (19,850)            (19,929)

   Stock held by benefit trust, 49,640
    and 45,119 shares, at March 31, 1998
    and December 31, 1997, respectively................................           (1,327)             (1,244)

   Accumulated deficit.................................................          (15,168)             (8,586)
                                                                                --------            --------
      Total stockholders' equity.......................................          318,285             324,739
                                                                                --------            --------
                                                                                $810,653            $804,286
                                                                                ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1998             1997
                                                                 -------------   --------------
                                                                                   (Restated)
REVENUES:
  Oil and gas revenues........................................       $ 63,142         $ 90,137
  Gas plant revenues..........................................            828            8,824
  Pipeline and other revenues.................................          1,514            1,497
  Gain on sale................................................          1,677            1,361
  Interest and other income...................................            500              591
                                                                     --------         --------
                                                                       67,661          102,410
                                                                     --------         --------
COSTS AND EXPENSES:
  Lease operating expenses....................................         33,036           30,759
  Gas plant operating expenses................................            738            7,871
  Pipeline and other operating expenses.......................          1,266            1,326
  Exploration costs...........................................          1,997              800
  Depreciation, depletion and
   amortization...............................................         24,782           21,361
  General and administrative expenses.........................          5,937            4,140
  Outsourcing fees............................................          2,507            3,119
  Interest expense............................................          6,826            6,745
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)............................          1,653            1,615
  Other expense...............................................            228              249
                                                                     --------         --------
                                                                       78,970           77,985
                                                                     --------         --------
(Loss) income before income taxes and
  minority interest...........................................        (11,309)          24,425

(Benefit) provision for income taxes..........................         (4,727)           9,831

Minority interest.............................................            ---              (14)
                                                                     --------         --------
NET (LOSS) INCOME.............................................       $ (6,582)        $ 14,608
                                                                     ========         ========
EARNINGS PER SHARE:

(Loss)earnings per common share - Basic.......................       $  (0.33)        $    .73
                                                                     ========         ========
Weighted average common shares outstanding....................         19,745           20,085
                                                                     ========         ========
(Loss)earnings per common share - Diluted.....................       $  (0.33)        $    .70
                                                                     ========         ========
Weighted average common and dilutive
 potential common shares outstanding..........................         19,745           20,880
                                                                     ========         ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                   (Restated)

  Net (loss) income............................................................       $ (6,582)        $ 14,608
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:..................................
    Depreciation, depletion and amortization...................................         24,782           21,361
    Gain on sale...............................................................         (1,677)          (1,361)
    Dry hole costs.............................................................            ---              573
    Amortization of other costs................................................            364              406
    Deferred revenues..........................................................           (703)            (950)
    Deferred taxes.............................................................         (4,907)           9,369
    Minority interest..........................................................            ---              (14)
    Employee stock awards......................................................            ---              646
                                                                                      --------         --------
                                                                                        11,277           44,638
  Change in assets and liabilities:
   Accounts receivable.........................................................          9,125           (7,974)
   Accounts payable and accrued liabilities....................................          1,235           26,046
   Other.......................................................................          2,802              549
                                                                                      --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................         24,439           63,259
                                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties..........................................        (48,739)         (51,310)
  Additions to gas plant facilities............................................         (1,008)            (478)
  Additions to pipeline and other facilities...................................           (540)            (249)
  Proceeds from sales of properties............................................          3,611            1,610
                                                                                      --------         --------

NET CASH USED IN INVESTING ACTIVITIES..........................................        (46,676)         (50,427)
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.....................................................         18,000              ---
  Payments of long-term debt...................................................           (958)         (23,128)
  Proceeds from issuance of common stock.......................................            132            5,345
                                                                                      --------         --------
NET CASH PROVIDED BY/(USED IN) FINANCING
  ACTIVITIES...................................................................         17,174          (17,783)
                                                                                      --------         --------
  Net decrease in cash and cash equivalents....................................         (5,063)          (4,951)
  Cash and cash equivalents at beginning of
   period......................................................................          9,208           13,636
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................       $  4,145         $  8,685
                                                                                      ========         ========

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------         ---------
                                                                      (Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
      Interest (net of amounts capitalized)           $3,318           $1,864

      Income taxes                                    $  150           $   --



     See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1997 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

   USE OF ESTIMATES

   In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and reserve information (which affects the depletion calculation). Actual results could differ from those estimates.

   CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997 condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 have been restated to conform with successful efforts accounting. The effect, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the statement of operations for the three months ended March 31, 1997, the effect of the accounting change was to increase net income by $.9 million, or $.04 per common share--basic and diluted. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998 would have included a pre-tax full cost ceiling write down of approximately $250.0 million. The impact of this change in accounting method in 1998 is not practicable to determine.

   COMPREHENSIVE INCOME

   The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998.

                                  (UNAUDITED)

   Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company as there are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

   RECLASSIFICATIONS

   Certain reclassifications of prior year amounts have been made to conform to the current presentation.

2. PROPERTY AND EQUIPMENT

   The Company utilizes the successful efforts method of accounting for its investments in oil and gas properties. Under successful efforts, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. When a property is sold, ceases to produce or is abandoned, a gain or loss is recognized.

   Unproved leasehold costs are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

   Costs of productive wells, developmental dry holes and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Estimated costs (net of salvage value) of site remediation are computed by the Company's independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method.

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. No such impairment was recognized during the three months ended March 31, 1998 or 1997.

   Interest costs associated with non-producing leases and exploration and major development projects are capitalized until the related properties are evaluated and are subject to depletion. The capitalization rates are

                                  (UNAUDITED)

   based on the Company's weighted average cost of funds used to finance expenditures.

   Environmental expenditures that relate to current or future revenues are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

3. INDUSTRY SEGMENT INFORMATION

   The Company's operations are concentrated primarily in two segments; the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations.

                                                  For the Three Months Ended
                                                  --------------------------
                                                    March 31,     March 31,
                                                      1998          1997
                                                    --------      --------
      Sales to unaffiliated customers:                           (Restated)
       Oil and gas...............................   $ 63,142     $ 90,137
       Gas plant, pipelines and other(1).........      2,342       10,321
                                                    --------     --------
      Total sales................................     65,484      100,458
       Other revenues............................      2,177        1,952
                                                    --------     --------
      Total revenues.............................   $ 67,661     $102,410
                                                    ========     ========
      Operating profit before income taxes:
       Oil and gas...............................   $  5,544     $ 39,675
       Gas plant, pipelines and other(1).........        (16)         197
                                                    --------     --------
                                                       5,528       39,872
      Unallocated corporate expenses.............      8,358        7,087
      Interest expense...........................      6,826        6,745
      Dividends on TECONS........................      1,653        1,615
                                                    --------     --------
      (Loss) income before income taxes and
       minority interest.........................   $(11,309)    $ 24,425
                                                    ========     ========

      Depreciation, depletion and amortization:
       Oil and gas...............................   $ 24,242     $ 20,264
       Gas plant, pipelines and other(1).........        354          927
                                                    --------     --------
                                                    $ 24,596     $ 21,191
                                                    ========     ========

(1) The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale (other current assets) as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998. Until these assets are sold, the Company will continue to record the associated revenues and expenses, but will no longer depreciate these assets.

                                  (UNAUDITED)

4. EMPLOYEE STOCK PURCHASE PLAN

   Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan
   (ESPP). The ESPP is a benefit plan that allows Nuevo employees to purchase Nuevo common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the common stock on the last day of the month in which contributions are withheld. Fair market value is defined as the closing price on the last day of the month on which shares were traded. The Company's obligation under the ESPP is the remaining 15% of the purchase price of shares purchased by employees. Participating employees may elect to withdraw or sell shares of stock after the expiration of one year from the purchase date.

5. CONTINGENCIES

   The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The Company's potential direct liability could be as much as $50.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's

                                  (UNAUDITED)

   liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

   The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Republic of Congo in West Africa ("Congo") is insured through political risk insurance provided by the Overseas Private Investment Corporation ("OPIC"). The Company is currently investigating its options for political risk insurance in the Republic of Ghana in West Africa ("Ghana").

6. SUBSEQUENT EVENTS

   In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

   Effective May 5, 1998, the borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased from $330.0 million to $380.0 million.

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

   Capital Resources and Liquidity

   Since the formation of the Company, management's strategy has been to purchase and develop producing oil and gas properties, participate in gas processing, gas gathering and pipeline investments and to participate selectively in exploration activities. The Company's primary source of capital has been operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $24.4 million and $63.3 million for the three months ended March 31, 1998 and 1997, respectively. The Company invested $50.7 million and $51.5 million in oil and gas properties for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company also had unused commitments under the revolving credit line of $170.0 million, subject to borrowing base determination. Effective May 5, 1998, the borrowing base on the Company's credit facility was increased from $330.0 million to $380.0 million. The Company had unused commitments under the revolving credit line of $185.0 million as of May 5, 1998.

   In February 1998, the Company sold its 48.5% interest in the Richfield Gas Storage facility ("Richfield"). The Company's interest in Richfield was reclassified to current assets as an asset held for sale as of December 31, 1997, at which time the Company recorded an impairment on this asset. No gain or loss was recognized on this sale in 1998.

   On May 6, 1998, the Company announced that it is considering the disposition of certain of its East Texas natural gas properties. Proved reserves associated with these properties totaled approximately 275.0 billion cubic feet equivalent at January 1, 1998. While management believes that a sale of these assets is likely to occur before the end of 1998, the final decision to sell any assets will be subject to management's satisfaction with the valuation received.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Also on May 6, 1998, the Company announced that it intends to offer for sale $100.0 million of senior subordinated notes that will mature in 2008 through a Rule 144A offering to qualified institutional buyers. Nuevo intends to use the proceeds to reduce the outstanding balance under its revolving credit facility. The notes offered will not be registered under the U.S. Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Coinciding with the proposed offering will be a consent solicitation to amend certain key terms of the Company's existing 9 1/2% Senior Subordinated Notes due 2006 ("9 1/2% Notes"), in order to conform the 9 1/2% Notes to the terms of the new offering, thereby restoring the Company's capacity to make certain restricted payments.

   The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   Capital Expenditures

   The Company has identified substantial development and exploitation opportunities for 1998, which it believes offer meaningful opportunities to grow reserves and increase production. The Company anticipates spending an additional $73.0 million on development activities during the remainder of 1998, primarily in California and the Congo.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in the Republic of Ghana in West Africa ("Ghana"), California and the onshore Gulf Coast region. The Company anticipates spending an additional $29.0 million during 1998 on exploration projects.

   Due to lower average realized oil prices in the first quarter of 1998, the Company revised its capital spending plans for the remainder of the year. Originally, the Company planned to spend $150.0 million on development projects in 1998. The development budget was reduced to $112.0 million, affecting those projects with projected rates of return expected to fall below acceptable threshold levels assuming the continuation of current low oil prices. Management believes that all of these development projects will ultimately be undertaken once oil prices return to historic norms. In addition, the exploration budget was reduced from $47.0 million to $39.0 million, representing plans to drill 20 exploratory wells instead of the 25 wells originally planned. The remaining five exploration projects will be deferred until 1999.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Exploration and Development Activities

   During the first three months of 1998, the Company drilled or participated in approximately 53 wells. Following is a description of significant exploration and development activity during the first three months of 1998.

   Exploration Activity

   The Company logged four exploratory wells in the first quarter of 1998. In California, the Company drilled the Twisselman 6-14 in the Monument Junction field. Additionally, at Cymric, the McKittrick Front 700 well was logged through the Point of Rocks formation. Testing of the Point of Rocks will be done in three stages prior to putting the entire section on production. Test results should be available in the second quarter of 1998. At Four Isle Dome in Louisiana, the Company logged two wells, the B-1 sidetrack well and the B-2 well. Completion procedures on these wells are currently in progess, and test results should be available in the second quarter of 1998.

   Internationally, the Company completed its interpretation of new seismic data at East Cape Three Points offshore Ghana. Additional seismic work will need to be done, especially in the deepwater to evaluate all of the prospects.

   The Company is currently participating in exploration activity in the Monument Junction field in California, Carmichael Dome in Mississippi, and at Four Isle Dome and Weeks Island in Louisiana.

   Development Activity

   During the first three months of 1998, the Company participated in several oil and gas development projects. These projects include workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,300 exploitation projects on its existing properties which it believes offer meaningful opportunities to grow reserves and increase production, irrespective of acquisition or exploration successes.

   In California, the Company has continued successful development drilling at Midway Sunset and Cymric. During the first three months of 1998, the Company increased Midway Sunset production by 500 net barrels of oil per day and Cymric production by 400 net barrels of oil per day, with the use of triple completion technology. The Company's Hopkins area redevelopment efforts in the Belridge field, which was an abandoned steamflood, is now producing over 900 net barrels of oil per day from a combination of both vertical and horizontal producers. Also during the first quarter of 1998, the Company drilled eight wells in the Monument Junction field, bringing current volumes to over 3,600 net barrels of oil equivalent per day. The Company utilized frac-pac technology for the third time in offshore

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   California at Santa Clara. This third completion is producing at a rate of over 700 net barrels of oil per day.

   In East Texas, the Company continued a two rig drilling program in the Oakhill field that began in July 1996. Through the first quarter of 1998, the Company drilled 38 wells with initial test rates averaging over 2.0 net Mmcf of gas per day. Also in East Texas, the Company sold its interest in the Coke field for $1.9 million, recognizing a gain of $1.7 million. At Weeks Island, the Company completed the Provost Cyr #7 well in January 1998. The well tested at rates of over 1,800 net barrels of oil per day and 1.0 net Mmcf of gas per day from two horizons.

   Financing Activities

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 1998 or December 31, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   As a result of hedging transactions, oil and gas revenues were increased by $0.1 million in the first quarter of 1998 and reduced by $1.8 million in the first quarter of 1997.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Contingencies

   The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The Company's potential direct liability could be as much as $50.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

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

   Change in Accounting Principle

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997 condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 have been restated to conform with successful efforts accounting. The effect, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the statement of operations for the three months ended March 31, 1997, the effect of the accounting change was to increase net income by $.9 million, or $.04 per common share basic and diluted. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998 would have included a pre-tax full cost ceiling write down of approximately $250.0 million. The impact of this change in accounting method in 1998 is not practicable to determine.

   Recent Accounting Pronouncement

   The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company as there are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

   Year 2000

   The Company's technical services provider, Torch Energy Advisors Inc. ("Torch"), plans to upgrade all major financial and administrative information systems to ensure that they are Year 2000 compliant and is currently in the process of assessing the potential impact that the Year 2000 issue will have on the Company's operational information systems.
   Information technology services are provided to the Company by Torch under an administrative services agreement. Torch is approaching the Year 2000 project in three steps: 1) awareness and assessment, 2) conversion or

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   implementation and 3) validation and testing. Management does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have a material impact on the Company's future financial results or operations. However, at this time, the Company is uncertain as to the impact that the Year 2000 issue will have on its operational information systems and as to how the Company will be indirectly affected by the impact that the Year 2000 issue will have on the companies with which it conducts business.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Three months ended March 31, 1998, and 1997)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                              Three Months
                                             Ended March 31,        %
                                             ---------------    Increase/
                                              1998     1997    (Decrease)
                                             ------   ------   -----------
Production:
     Oil and condensate (MBBLS)...........    4,528    4,148           9%
     Natural gas (MMCF)...................    8,619    8,954          (4%)
     Natural gas liquids (MBBLS)..........       45       63         (29%)

Average Sales Price:
     Oil and condensate...................   $10.02   $16.46         (39%)
     Natural gas..........................   $ 1.97   $ 2.18         (10%)

Average unit production cost(1) per BOE...   $ 5.50   $ 5.39           2%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and gas revenues for the three months ended March 31, 1998 were $63.1 million, or 30% lower than oil and gas revenues of $90.1 million for the same period in 1997. This decrease is primarily due to lower realized oil prices in the first quarter of 1998, which were partially offset by increased production in the first quarter of 1998.

Gas plant revenues of approximately $0.8 million and $8.8 million are reflected in the three months ended March 31, 1998 and 1997, respectively. The 91% decrease in gas plant revenues is due to the sale of the Company's interest in the Benedum Plant System in May 1997.

Gain on sale for the three months ended March 31, 1998 was $1.7 million. Such gain was recognized in connection with the sale of the Company's interest in the Coke field in Chapel Hill, Texas. Gain on sale for the three months ended March 31, 1997 was $1.4 million, which relates to the sale of the Company's interest in Second Bayou, Weeks Island, Louisiana.

Expenses

Lease operating expenses for the three months ended March 31, 1998 totaled $33.0 million, or 7% higher than $30.8 million for the three months ended March 31, 1997. Lease operating expenses per barrel of oil equivalent were $5.50 in the first quarter of 1998, compared to $5.39 in the same period in 1997. Such increases are primarily due to poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs and contributed to decreased production.

                             NUEVO ENERGY COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gas plant operating expenses were $0.7 million for the three months ended March 31, 1998 as compared to $7.9 million for the three months ended March 31, 1997.The 91% decrease in gas plant expenses in 1998 compared to 1997 is due to the sale of the Company's interest in the Benedum Plant System in May 1997.

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs and delay rentals, were $2.0 million and $.8 million for the three months ended March 31, 1998 and 1997, respectively. Exploration costs for the three months ended March 31, 1998 included $1.9 million of G&G related to activity in Ghana. Exploration costs for the three months ended March 31, 1997 included $.6 million of dry hole costs, $.1 million of delay rentals and $.1 million of G&G.

Depreciation, depletion and amortization of $24.8 million for the three months ended March 31, 1998 reflects a 16% increase from $21.4 million in the same period in 1997, due primarily to increased production volumes.

General and administrative expenses, together with outsourcing fees, totaled $8.4 million and $7.3 million in the three months ended March 31, 1998 and 1997, respectively. The 15% increase is due primarily to non-recurring costs associated with outside engineering conversion costs and consulting studies associated with the upcoming renegotiation of the Company's outsourcing agreements.

Net (Loss) Income

A net loss of $6.6 million, ($.33) per common share - basic and diluted, was generated for the three months ended March 31, 1998, as compared to net income of $14.6 million, $.73 per common share - basic and $.70 per common share - diluted, in the same period in 1997.

                              NUEVO ENERGY COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the annual meeting of the stockholders of the Company, held on May 13, 1998, the following matters were voted on with the following results:

               (1) Robert W. Shower and Charles M. Elson were elected as Class I directors with a total of 15,964,310 and 15,964,878 shares voting in favor, respectively, and 70,206 and 69,638 shares withheld authority, respectively. Douglas L. Foshee, Thomas
                    D. Barrow and Isaac Arnold, Jr. were elected as Class II Directors with a total of 15,965,199 shares voting in favor and 69,317 shares withheld authority. David Ross was elected as a Class III director with a total of 15,965,199 shares voting in favor and 69,317 shares withheld authority.

               (2) The Stockholders approved a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998, with a total of 16,064,843 shares voting in favor, a total of 4,881 shares voting against and a total of 14,592 shares abstaining.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits

                    Exhibit 27 - Financial Data Schedule

               b.   Reports on Form 8-K.

                    None

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUEVO ENERGY COMPANY
                                   --------------------
                                       (Registrant)



Date:  May 15, 1998                By: /s/  Douglas L. Foshee
       -----------------------         ----------------------------
                                       Douglas L. Foshee
                                       President and Chief Executive
                                       Officer


Date:  May 15, 1998                By: /s/  Robert M. King
       ------------------------        ------------------------------
                                       Robert M. King
                                       Senior Vice President and
                                       Chief Financial Officer