Form 10-Q
period 1998-06-30
NUEVO ENERGY CO
filed 1998-08-13
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                       Commission File Number     1-10537


                              NUEVO ENERGY COMPANY
                              --------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                               76-0304436
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)


        1331 Lamar, Suite 1650
           HOUSTON, TEXAS                               77010
(Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code:  (713) 652-0706

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

As of August 11, 1998, the number of outstanding shares of the Registrant's common stock was 19,825,878.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                         PAGE
                                                                        NUMBER

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

 Condensed Consolidated Balance Sheets:
  June 30, 1998 (Unaudited) and December 31, 1997 (Restated)..............   3
 Condensed Consolidated Statements of Operations (Unaudited):
  Three and six months ended June 30, 1998 and June 30, 1997 (Restated)... 5 Condensed Consolidated Statements of Cash Flows (Unaudited):
  Six months ended June 30, 1998 and June 30, 1997 (Restated).............   7
 Notes to Condensed Consolidated Financial Statements (Unaudited).........   8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  14

PART II.  OTHER INFORMATION...............................................  23

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                 ASSETS
                                 ------

                                                         June 30, 1998    December 31, 1997
                                                         --------------   ------------------
                                                          (Unaudited)         (Restated)
CURRENT ASSETS:

 Cash and cash equivalents............................      $    6,364           $    9,208
 Accounts receivable..................................          26,956               38,196
 Product inventory....................................           2,882                1,627
 Prepaid expenses and other...........................          10,837                9,829
                                                            ----------           ----------
   Total current assets...............................          47,039               58,860
                                                            ----------           ----------

PROPERTY AND EQUIPMENT, at cost:

 Land.................................................          49,469               49,469
 Buildings and improvements...........................           4,050                5,469
 Oil and gas properties (successful efforts method)...       1,082,014              984,273
 Pipeline and other facilities........................           5,004                4,304
 Gas plant facilities.................................          16,590               15,500
                                                            ----------           ----------
                                                             1,157,127            1,059,015
 Accumulated depreciation, depletion and
   amortization.......................................        (371,247)            (324,904)
                                                            ----------           ----------
                                                               785,880              734,111
                                                            ----------           ----------
DEFERRED TAX ASSETS...................................           5,283                  ---

OTHER ASSETS..........................................          13,185               11,315
                                                            ----------           ----------
                                                            $  851,387           $  804,286
                                                            ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                   (Amounts in Thousands, Except Share Data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                  June 30, 1998    December 31,1997
                                                                                                  --------------   -----------------
                                                                                                   (Unaudited)        (Restated)
CURRENT LIABILITIES:
  Accounts payable.............................................................................        $  8,567            $ 17,759
  Accrued interest.............................................................................           4,024               4,285
  Accrued liabilities..........................................................................          28,147              23,843
  Current maturities of long-term debt.........................................................           3,703               3,716
                                                                                                       --------            --------
     Total current liabilities.................................................................          44,441              49,603
                                                                                                       --------            --------
OTHER LONG-TERM LIABILITIES....................................................................           2,962               4,018

LONG-TERM DEBT, NET OF CURRENT MATURITIES......................................................         377,051             305,940

DEFERRED TAX LIABILITIES.......................................................................             ---               4,986

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I................................................................         115,000             115,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized, 20,308,462 and 20,237,537 shares
   issued at June 30, 1998 and December 31, 1997, respectively.................................             203                 202

  Additional paid-in capital...................................................................         355,576             354,296

  Treasury stock, at cost, 490,290
  and 497,372 shares, at June 30, 1998
  and December 31, 1997, respectively..........................................................         (19,553)            (19,929)


  Stock held by benefit trust, 38,051
  and 45,119 shares, at June 30, 1998
  and December 31, 1997, respectively..........................................................          (1,503)             (1,244)


  Accumulated deficit..........................................................................         (22,790)             (8,586)
                                                                                                       --------            --------
      Total stockholders' equity...............................................................         311,933             324,739
                                                                                                       --------            --------
                                                                                                       $851,387            $804,286
                                                                                                       ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                  1998                 1997
                                                                 ------               ------
                                                                                   (Restated)
REVENUES:
 Oil and gas revenues.........................                      $ 59,903      $78,573
 Gas plant revenues...........................                           577        2,773
 Pipeline and other revenues..................                           710        1,240
 Gain on sale.................................                           ---        3,039
 Interest and other income....................                           467          351
                                                                    --------      -------
                                                                      61,657       85,976
                                                                    --------      -------
COSTS AND EXPENSES:
 Lease operating expenses.....................                        32,738       28,602
 Gas plant operating expenses.................                           685        2,349
 Pipeline and other operating expenses........                           576          975
 Exploration costs............................                         2,097          827
 Depreciation, depletion and amortization.....                        21,774       26,838
 General and administrative expenses..........                         4,976        4,480
 Outsourcing fees.............................                         2,305        3,068
 Interest expense.............................                         7,618        7,263
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)............                         1,653        1,655
 Other expense................................                           ---           11
                                                                    --------      -------
                                                                      74,422       76,068
                                                                    --------      -------
(Loss) income before income taxes, minority
 interest and extraordinary item..............                       (12,765)       9,908

(Benefit) provision for income taxes..........                        (5,143)       3,911
Minority interest.............................                           ---            9
                                                                    --------      -------
(Loss) income before extraordinary item.......                        (7,622)       5,988

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..........                           ---        3,024
                                                                    --------      -------
NET (LOSS) INCOME.............................                      $ (7,622)     $ 2,964
                                                                    ========      =======
(LOSS) EARNINGS PER SHARE:
Basic:
(Loss) income before extraordinary item.......                      $ (0.39)      $  0.30
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..........                           ---        (0.15)
                                                                    --------      -------
(Loss) earnings per common share - Basic......                      $  (0.39)     $  0.15
                                                                    ========      =======
Weighted average common shares outstanding....                        19,772       19,695
                                                                    ========      =======
DILUTED:
(Loss) income before extraordinary item.......                      $ (0.39)      $  0.30
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..........                           ---        (0.15)
                                                                    --------      -------
(Loss) earnings per common share - Diluted....                      $  (0.39)     $   .15
                                                                    ========      =======
Weighted average common and dilutive
 potential common shares outstanding..........                        19,772       20,298
                                                                    ========      =======

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                     1998               1997
                                                                    ------             ------
                                                                                     (Restated)
REVENUES:
   Oil and gas revenues.....................................       $123,045           $168,710
   Gas plant revenues.......................................          1,405             11,597
   Pipeline and other revenues..............................          2,224              2,737
   Gain on sale.............................................          1,677              4,400
   Interest and other income................................            967                942
                                                                   --------           --------
                                                                    129,318            188,386
                                                                   --------           --------
COSTS AND EXPENSES:
   Lease operating expenses.................................         65,774             59,361
   Gas plant operating expenses.............................          1,423             10,220
   Pipeline and other operating expenses....................          1,842              2,301
   Exploration costs........................................          4,094              1,627
   Depreciation, depletion and amortization.................         46,556             48,199
   General and administrative expenses......................         10,913              8,620
   Outsourcing fees.........................................          4,812              6,187
   Interest expense.........................................         14,444             14,008
   Dividends on Guaranteed Preferred Beneficial Interests in
    Company's Convertible Debentures (TECONS)...............          3,306              3,270
   Other expense............................................            228                259
                                                                   --------           --------
                                                                    153,392            154,052
                                                                   --------           --------
(Loss) income before income taxes, minority interest, and
 extraordinary item..........................................       (24,074)            34,334

(Benefit) provision for income taxes.........................        (9,870)            13,741
Minority interest............................................           ---                (5)
                                                                   --------           --------
(Loss) income before extraordinary item......................       (14,204)            20,598

Extraordinary loss on early extinguishment of debt, net of
 income tax benefit..........................................           ---              3,024
                                                                   --------           --------
NET (LOSS) INCOME............................................      $(14,204)          $ 17,574
                                                                   ========           ========
(LOSS) EARNINGS PER SHARE:

BASIC:
(Loss) income before extraordinary item......................      $  (0.72)          $   1.03
Extraordinary loss on early extinguishment of debt, net of
 income tax benefit...........................................          ---              (0.15)
                                                                   --------           --------
(Loss) earnings per common share - Basic......................     $  (0.72)          $   0.88
                                                                   ========           ========
Weighted average common shares outstanding....................       19,759             19,890
                                                                   ========           ========
DILUTED:
(Loss) income before extraordinary item.......................     $  (0.72)          $   1.00
Extraordinary loss on early extinguishment of debt,
 net of income tax benefit....................................          ---              (0.15)
                                                                   --------           --------
(Loss) earnings per common share - Diluted.....................    $  (0.72)          $   0.85
                                                                   ========           ========
Weighted average common and dilutive potential common shares
  outstanding..................................................      19,759             20,572
                                                                   ========           ========

    See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                                        Six Months Ended June 30,
                                                                       -------------------------
                                                                          1998          1997
                                                                         ------      --------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income....................................................  $  (14,204)   $  17,574
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation, depletion and amortization........................      46,556       48,199
     Gain on sale....................................................      (1,677)      (4,400)
     Dry hole costs..................................................         138        1,469
     Amortization of other costs.....................................         758          821
     Extraordinary loss on early extinguishment of debt..............         ---        5,061
     Deferred revenues...............................................     (1,227)       (1,692)
     Deferred taxes..................................................    (10,245)       11,355
     Minority interest...............................................         ---           (5)
     Employee stock awards...........................................         ---          646
                                                                       ----------    ---------
                                                                           20,099       79,028
Changes in assets and liabilities:
     Accounts receivable.............................................      11,240          654
     Accounts payable and accrued liabilities........................      (5,149)         594
     Other...........................................................      (4,273)         307
                                                                       ----------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................      21,917       80,583
                                                                       ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to oil and gas properties............................     (98,139)    (102,160)
      Additions to gas plant facilities..............................      (1,091)        (704)
      Additions to pipeline and other facilities.....................      (1,184)        (897)
      Proceeds from sale of gas plant................................         ---       24,992
      Proceeds from sale of properties...............................       5,811        2,150
                                                                       ----------    ---------
NET CASH USED IN INVESTING ACTIVITIES................................     (94,603)     (76,619)
                                                                       ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings.......................................     193,000      140,500
      Deferred financing costs.......................................      (2,636)         ---
      Payments of long-term debt.....................................    (121,902)    (135,651)
      Premium to retire long-term debt...............................         ---       (3,440)
      Proceeds from sale of put options..............................         ---        1,630
      Treasury stock sale (purchase).................................         100      (21,173)
      Proceeds from issuance of common stock.........................       1,280        5,408
                                                                        ----------   ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES..................       69,842     (12,726)
                                                                        ----------   ---------
 Net decrease in cash and cash equivalents                                  (2,844)     (8,762)
 Cash and cash equivalents at beginning of period....................        9,208      13,636
                                                                        ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................    $   6,364   $   4,874
                                                                         =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amounts capitalized)...........................   $  14,389   $  15,366
      Income taxes....................................................   $     475   $     350

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 1997 Form 10-K of Nuevo Energy Company (the "Company") and in the Form 8-K that was filed with the Securities and Exchange Commission on May 20, 1998. The Form 8-K was filed in connection with the Company's conversion from the full cost to the successful efforts method of accounting for its investments in oil and gas properties (see discussion below) and includes restated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995.

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

   CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when
   there has been a permanent decline in their fair value.   Accordingly, the
   December 31, 1997 condensed consolidated balance sheet, the condensed consolidated statement of operations for the three and six months ended June 30, 1997, and the condensed consolidated statement of cash flows for the six months ended June 30, 1997, have been restated to conform with successful efforts accounting. The effect, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the condensed consolidated statement of operations for the three months ended June 30, 1997, the effect of the accounting change was to decrease net income by $3.0 million, or $0.15 per common share basic and diluted. For the condensed consolidated statement of operations for the six months ended June 30, 1997, the effect of the accounting change was to decrease net income by $2.2 million, or $0.11 per common share basic and diluted. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

   COMPREHENSIVE INCOME

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company, as there are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas and crude oil. Commodity derivatives utilized as hedges include futures and swap contracts, which

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1998 or December 31, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.1 million in the second quarter of 1998 and 1997. During the first six months of 1998 and 1997, oil and gas revenues were increased by $0.2 million and reduced by $1.7 million, respectively, as a result of these transactions.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Company will adopt the provisions of SFAS No. 131 during 1998. As SFAS No. 131 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for the Company beginning in the first quarter of the year 2000, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

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

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. The Company recorded an impairment loss of $30.0 million in the fourth quarter of 1997, however, no such impairment was recognized during the three month or six month periods ended June 30, 1998 or 1997.

   Interest costs related to exploration and development activities on unproved properties are capitalized until the related properties are evaluated and are subject to depletion. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

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

3. DEFERRED TAX ASSETS

   As a result of the net loss generated during the first six months of 1998, the Company has deferred tax assets of $5.3 million as of June 30, 1998. The Company believes that sufficient future taxable income will be generated and has concluded that these deferred tax assets will more likely than not be realized.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

4. INDUSTRY SEGMENT INFORMATION

   The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale (other current assets) as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998. Until these assets are sold, the Company has and will continue to record the associated revenues and expenses, but has not depreciated these assets. (See Note 10 for further discussion of these asset sales). Historically, the Company's operations were concentrated primarily in two segments: the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations.

                                                                    For the Six Months Ended
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      1998           1997
                                                                   -----------   ------------
                                                                                  (Restated)
   SALES TO UNAFFILIATED CUSTOMERS:
       Oil and gas..............................................     $123,045       $168,710
       Gas plant, pipelines and other(1)........................        3,629         14,334
                                                                     --------       --------
          Total sales...........................................      126,674        183,044
       Gain on sale.............................................        1,677          4,400
       Other revenues...........................................          967            942
                                                                     --------       --------
          Total revenues........................................     $129,318       $188,386
                                                                     ========       ========

     OPERATING (LOSS) PROFIT BEFORE INCOME TAXES:
       Oil and gas..............................................     $  9,041       $ 63,609
       Gas plant, pipelines and other(1)........................          (36)         2,467
                                                                     --------       --------
                                                                        9,005         66,076
       Unallocated corporate expenses...........................       15,329         14,464
       Interest expense.........................................       14,444         14,008
       Dividends on Guaranteed Preferred Beneficial Interests
         in Company's Convertible Debentures (TECONS)...........        3,306          3,270
                                                                     --------       --------
       (Loss) income before income taxes, minority
         interest, and extraordinary item.......................     $(24,074)      $ 34,334
                                                                     ========       ========

     DEPRECIATION, DEPLETION AND AMORTIZATION:
       Oil and gas..............................................     $ 45,813       $ 46,226
       Gas plant, pipelines and other(1)........................          400          1,633
                                                                     --------       --------
                                                                     $ 46,213       $ 47,859
                                                                     ========       ========

    (1) The Company sold its interest in the Benedum Plant System in May 1997.

5. FINANCING ACTIVITIES

   On June 8, 1998, the Company issued $100.0 million of 8 7/8% Senior Subordinated Notes due 2008. Net proceeds from this offering of $97.6 million were used to repay borrowings under the Company's credit facility.

   Effective May 5, 1998, the borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased from $330.0 million to $380.0 million.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

6. (LOSS) EARNINGS PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three and six month periods ended June 30, 1998, weighted average potential dilutive common shares of 506,000 and 451,000, respectively, are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows:

                                                                        For the Three Months Ended June 30,
                                                            -----------------------------------------------------------
                                                                         1998                           1997
                                                            ------------------------------   ---------------------------
                                                                 Loss           Shares          Income         Shares
                                                            --------------   -------------   ------------   ------------
(Loss) earnings per Common share--Basic..................         $(7,622)          19,772         $2,964         19,695
Effect of dilutive securities:
Stock options............................................              --               --             --            603
                                                                  -------           ------         ------         ------
(Loss) earnings per Common share--Diluted................         $(7,622)          19,772         $2,964         20,298
                                                                  =======           ======         ======         ======

                                                                         For the Six Months Ended June 30,
                                                            ------------------------------------------------------------
                                                                         1998                           1997
                                                            ------------------------------   ---------------------------
                                                                 Loss           Shares          Income         Shares
                                                            --------------   -------------   ------------   ------------
(Loss) earnings per Common share--Basic..................        $(14,204)          19,759        $17,574         19,890
Effect of dilutive securities:
Stock options............................................              --               --             --            682
                                                                 --------           ------        -------         ------
(Loss) earnings per Common share--Diluted................        $(14,204)          19,759        $17,574         20,572
                                                                 ========           ======        =======         ======

7. EMPLOYEE STOCK PURCHASE PLAN

   Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP is a benefit plan that allows Nuevo employees to purchase Nuevo common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the common stock on the last day of the month in which contributions are withheld. Fair market value is defined as the closing price on the last day of the month in which shares were traded. The Company's obligation under the ESPP is the remaining 15% of the purchase price of shares purchased by employees. Participating employees may elect to withdraw or sell shares of stock after the expiration of one year from the purchase date.

8. CONTINGENCIES

   The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis to all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

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

   During 1997, a new government was established in the Congo. Political unrest has continued during the first half of 1998, with insurgents challenging the new government of the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in the Congo will not have a material adverse effect on the Company and its operations in the Congo.

9. ACQUISITIONS

   In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisition added 3.4 million barrels of oil equivalent to the Company's December 31, 1997 reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

10. SUBSEQUENT EVENTS

   On July 2, 1998, the Company announced that it anticipates receiving approximately $14.0 million from three separate transactions for its remaining non-core gas gathering, pipeline and storage assets. The Company completed the sale of its Bright Star gas gathering system in July 1998 and Richfield gas storage assets in February 1998, at their approximate carrying values, and has signed a letter of intent with a third party to sell the remaining asset, the Illini pipeline. Closing of the Illini pipeline sale is expected in August 1998, pending finalization of a purchase and sale agreement and certain regulatory approvals.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

   FORWARD LOOKING STATEMENTS

   This document includes "forward looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, the effect of political contingencies in foreign countries, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward looking statements were based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document. Additional Cautionary Statements are set forth in the Company's Form 10-K for the year ended December 31, 1997 under the caption "Risk Factors" and elsewhere, and are incorporated herein by reference. Such Cautionary Statements include a description of risks associated with the volatility of oil and gas prices, uncertainties in estimating oil and gas reserves, the need to replace reserves, the substantial capital requirements associated with oil and gas operations, risks of foreign investment, operating risks, risks associated with competition and markets for production, as well as the effect of environmental and other regulations on the Company's business. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

   CAPITAL RESOURCES AND LIQUIDITY

   Since inception, the Company has grown and diversified its operations through a series of opportunistic acquisitions of oil and gas properties and the subsequent exploitation of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, debt and bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $21.9 million and $80.6 million for the six months ended June 30, 1998 and 1997, respectively. The reduction in cash flows was attributable to lower oil prices in the first six months of 1998, compared with the first six months of 1997, which is described under "Results of Operations (Six months ended June 30, 1998 and 1997)". The Company invested $98.1 million and $102.2 million in oil and gas properties for the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had $2.6 million of working capital. Effective May 5, 1998, the borrowing base on the Company's credit facility was increased from $330.0 million to $380.0 million. The Company had unused commitments under the revolving credit line of $265.0 million as of June 30, 1998, subject to borrowing base determination.

   On July 2, 1998, the Company announced that it anticipates receiving approximately $14.0 million from three separate transactions for its remaining non-core gas gathering, pipeline and storage assets. The Company completed the sale of its Bright Star gas gathering system in July 1998 and Richfield Gas Storage facility ("Richfield") in February 1998, at their approximate carrying values, and has signed a letter of intent with a third party to sell the remaining asset, the Illini pipeline. Closing of the Illini pipeline sale is expected in August 1998, pending finalization of a purchase and sale agreement and certain regulatory approvals.

   On June 8, 1998, the Company issued $100.0 million of 8 7/8% Senior Subordinated Notes due 2008. Net proceeds from this offering of $97.6 million were used to repay borrowings under the Company's credit facility.

   In the second quarter of 1998, the Company announced that it had retained an investment banking firm to evaluate options for maximizing the value of its gas producing properties in East Texas, including the possible sale of such
   properties.   Estimated net proved reserves associated with these properties totaled approximately

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

   275.0 billion cubic feet of natural gas equivalent at January 1, 1998. While management believes that a sale of these assets is likely to occur before the end of 1998, the final decision to sell any assets will be subject to management's satisfaction with the valuation received.

   In February 1998, the Company sold its 48.5% interest in Richfield. The Company's interest in Richfield was reclassified to current assets as an asset held for sale as of December 31, 1997, at which time the Company recorded an impairment on this asset. No gain or loss was recognized on this sale in 1998.

   The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   CAPITAL EXPENDITURES

   The Company has identified substantial development and exploitation opportunities for the remainder of 1998, which it believes offer meaningful opportunities to grow reserves and increase production. The Company anticipates spending an additional $44.0 million on development activities during the second half of 1998, primarily in California and in East Texas.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in California and the onshore Gulf Coast region, as well as offshore the Republic of Ghana in West Africa ("Ghana") and Tunisia in West Africa. The Company anticipates spending an additional $25.0 million during the second half of 1998 on exploration projects.

   Due to lower average realized oil prices in the first quarter of 1998, the Company revised its capital spending plans for 1998. Originally, the Company planned to spend $150.0 million on development projects in 1998. The development budget was reduced to $112.0 million, affecting those projects with projected rates of return expected to fall below acceptable threshold levels assuming the continuation of current low oil prices. Management believes that all of these delayed development projects will ultimately be undertaken once oil prices return to historic norms. In addition, the exploration budget was reduced from $47.0 million to $39.0 million, representing plans to drill 20 exploratory wells instead of the 25 wells originally planned. Drilling of the remaining five exploration projects has been deferred until 1999.

   In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisition added 3.4 million barrels of oil equivalent to the Company's December 31, 1997 reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

   EXPLORATION AND DEVELOPMENT ACTIVITIES

   During the first six months of 1998, the Company drilled or participated in approximately 120 wells. Following is a description of significant exploration and development activity during the first six months of 1998.

   Exploration Activity

   In California, low-risk exploratory drilling in the Monument Junction area continued, and two new fault blocks were successfully logged and tested by the Twisselman 6-14 and Mongoose #8 exploratory wells. These successes continue to prove up expansions of the aerial extent of this play, which is the company's largest onshore development project at present. At the Cymric field, the McKittrick Front 700 well was logged through the Point of Rocks formation in the first quarter of 1998. The Company has not been able to complete this well at the current depth due to mechanical problems. The Company is trying to resolve the problem, but if it is unable to do so, completion will occur in shallower sections. In, July 1998, at Midway Peak in California, the Company began drilling the Cree Fee #1 well, a 17,000 plus foot test of multiple

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

   horizons, including the Point of Rocks formation. Completion and testing of this well is expected to occur in the latter part of 1998.

   At Four Isle Dome in Louisiana, the Company completed two wells, the B-1 sidetrack well and the B-2 well. The B-1 sidetrack well is currently producing 15.3 Mmcf of gas per day and 360 net barrels of oil per day. The B-2 well is delivering 18.2 Mmcf of gas per day and 390 net barrels of oil per day. Also at Four Isle Dome, the Company logged the TLDC #1 well, which should be dually completed later this year.

   Internationally, operations have begun on both of the Company's African exploration prospects, Chott Fejaj onshore Tunisia and East Cape Three Points offshore Ghana. The Tunisia location is complete and the rig is on location. The Chott Fejaj #3 well is anticipated to spud around the middle of the third quarter. Drilling is expected to take approximately 70 days. The Company also has a rig on location at the NECTP #1X well to test the Ghana prospect. This well will require approximately 70 days to evaluate.

   The Company is currently participating in additional exploration activity in the Monument Junction area in California and at Four Isle Dome and Weeks Island in Louisiana.

   Development Activity

   During the first six months of 1998, the Company participated in several oil and gas development projects. These projects include workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,300 exploitation projects on its existing properties which it believes offer meaningful opportunities to grow reserves and increase production, irrespective of acquisition or exploration successes.

   In California, the Company has continued successful development drilling at the Midway Sunset and Cymric fields. During the first six months of 1998, the Company increased Midway Sunset production by 600 net barrels of oil per day and Cymric production by 1,000 net barrels of oil per day, with the use of triple completion technology and development drilling. The Company's Hopkins area redevelopment efforts in the Belridge field, which was an abandoned steamflood, is still producing over 900 net barrels of oil per day from a combination of both vertical and horizontal producers. Nuevo continues to drill successful horizontal wells in the Cymric, Midway Sunset and Belridge fields, with initial rates averaging approximately 200 net barrels of oil per day. Also during the first six months of 1998, the Company drilled 14 wells in the Monument Junction area, bringing current volumes to approximately 3,200 net barrels of oil equivalent per day. The Company utilized frac-pac technology for the third time in offshore California at Santa Clara. This third completion initially produced at a rate of over 700 net barrels of oil per day.

   In East Texas, the Company continued a two rig drilling program in the Oakhill field that began in July 1996. Through the first half of 1998, the Company drilled 44 wells, since the inception of the drilling program, with initial test rates averaging over 2.0 net Mmcf of gas per day. Also in East Texas, the Company sold its interest in the Coke field for $1.9 million, recognizing a gain of $1.7 million. At Weeks Island, the Company completed the Provost Cyr #7 well in January 1998. The well tested at rates of over 1,800 net barrels of oil per day and 1.0 net Mmcf of gas per day from two horizons.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1998 or December 31, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.1 million in the second quarter of 1998 and 1997. During the first six months of 1998 and 1997, oil and gas revenues were increased by $0.2 million and reduced by $1.7 million, respectively, as a result of these transactions.

   CONTINGENCIES

   The Company has been named as a defendant in the Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis to all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

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

   During 1997, a new government was established in the Congo. Political unrest has continued during the first half of 1998, with insurgents challenging the new government of the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in the Congo will not have a material adverse effect on the Company and its operations in the Congo.

   CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when
   there has been a permanent decline in their fair value.   Accordingly, the
   December 31, 1997 condensed consolidated balance sheet, the condensed consolidated statement of operations for the three and six months ended June 30, 1997, and the condensed consolidated statement of cash flows for the six months ended June 30, 1997, have been restated to conform with successful efforts accounting. The effect, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the condensed consolidated statement of operations for the three months ended June 30, 1997, the effect of the accounting change was to decrease net income by $3.0 million, or $0.15 per common share basic and diluted. For the condensed consolidated statement of operations for the six months ended June 30, 1997, the effect of the accounting change was to decrease net income by $2.2 million, or $0.11 per common share basic and diluted. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

   RECENT ACCOUNTING PRONOUNCEMENTS

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company as there are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Company will adopt the provisions of SFAS No. 131 during 1998. As SFAS No. 131 establishes standards for reporting and display, the Company

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

   does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for the Company beginning in the first quarter of the year 2000, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

   YEAR 2000

   All major financial and administrative information processing services are provided to the Company by Torch Energy Advisors Inc. ("Torch"), which is conducting a review of its computer systems to identify and upgrade systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs written with date fields that cannot distinguish between the years 1900 and 2000. The Company believes that its financial and administrative systems should be Year 2000 compliant in the first half of 1999. The Company does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have a material effect on the Company. The information systems in the Company's field operations are currently not believed to be fully Year 2000 compliant. The Company and Torch are currently studying the steps necessary to make the Company's operations Year 2000 compliant and to otherwise effect a smooth transition to the Year 2000. These steps include: upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all of Torch's and Nuevo's important business suppliers. The Company anticipates making significant progress between now and December 1999, but acknowledges that important business functions may be disrupted. Costs to address these disruptions are not known at this time. The Company is also uncertain as to the impact that the Year 2000 issue will have on the companies with which it conducts business. In these cases, the effect of the Year 2000 issue may be material.

   OIL AND GAS PRICES

   The Company's revenues, cash flows, results of operations and liquidity are dependent on oil and gas prices, as is its ability to acquire financing for its operations. Approximately 76% of the Company' production for the first six months of 1998 was oil. Oil prices during 1998 have been very low compared to historical prices. As a result, the Company's revenues, earnings and cash flows have been materially reduced compared to 1997, even though production levels have increased during 1998. In response to low oil prices, the Company has reduced its capital expenditure budget, postponing projects which are not expected to generate an acceptable rate of return at current low oil prices. Although the Company believes that its cash flows from operations and borrowing capacity will be sufficient to meet the Company's needs for the foreseeable future, continued low oil prices will continue to adversely affect the Company.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1998, AND 1997)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                Three Months
                                                Ended June 30,
                                                --------------       %
                                                                 Increase/
                                                1998      1997   (Decrease)
                                                ----      ----   ----------
Production:
  Oil and condensate (MBBLS)                   4,721      4,309     9.6%
  Natural gas (MMCF)                           8,117      8,806    (7.8%)
  Natural gas liquids (MBBLS)                     71         67     6.0%

Average Sales Price:
  Oil and condensate ($ per barrel)            $8.95     $14.44    (38.0%)
  Natural gas ($ per mcf)                      $2.05     $ 1.75     17.1%

Average unit production cost(1) per BOE        $5.33     $ 4.89      9.0%

 (1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and gas revenues for the three months ended June 30, 1998 were $59.9 million, or 24% lower than oil and gas revenues of $78.6 million for the same period in 1997. This decrease is primarily due to lower realized oil prices in the second quarter of 1998, which was partially offset by increased production and higher gas prices during the period.

Gas plant revenues of approximately $0.6 million and $2.8 million are reflected in the three months ended June 30, 1998 and 1997, respectively. The 79% decrease in gas plant revenues is due to the sale of the Company's interest in the Benedum Plant System in May 1997.

The Company sold its interest in the Benedum Plant System during the second quarter of 1997 recognizing a $3.0 million gain on sale. The $3.0 million was adjusted downward by $0.7 million in the third quarter of 1997, as a result of final accounting.

Expenses

Lease operating expenses for the three months ended June 30, 1998 totaled $32.7 million, or 14% higher than $28.6 million for the three months ended June 30, 1997, primarily due to an increase in workovers, as compared to the second quarter of 1997. These increases resulted in lease operating expenses per barrel of oil equivalent of $5.33 in the second quarter of 1998, compared to $4.89 in the same period in 1997.

Gas plant operating expenses were $0.7 million for the three months ended June 30, 1998 as compared to $2.3 million for the three months ended June 30, 1997. The 71% decrease in gas plant expenses in 1998 compared to 1997 is due to the sale of the Company's interest in the Benedum Plant System in May 1997.

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs and delay rentals, were $2.1 million and $0.8 million for the three months ended June 30, 1998 and 1997, respectively. Exploration costs for the

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

three months ended June 30, 1998 included $1.5 million of G&G related to exploration activity in Ghana. Exploration costs for the three months ended June 30, 1997 included $0.8 million of dry hole costs.

Depreciation, depletion and amortization of $21.8 million for the three months ended June 30, 1998 reflects a 19% decrease from $26.8 million in the same period in 1997, due primarily to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as certain adjustments to the Company's depletion calculation in connection with the conversion to the successful efforts method of accounting.

Extraordinary Item

In June 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.

Net (Loss) Income

A net loss of $7.6 million, ($0.39) per common share basic and diluted, was generated for the three months ended June 30, 1998, as compared to net income of $3.0 million, $0.15 per common share basic and diluted, in the same period in 1997.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1998, AND 1997)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                 Six Months
                                                Ended June 30,
                                             --------------------       %
                                                                     Increase/
                                                1998       1997     (Decrease)
                                             ----------   -------   -----------
Production:
     Oil and condensate (MBBLS)...........        9,248     8,457         9.4%
     Natural gas (MMCF)...................       16,736    17,760        (5.8%)
     Natural gas liquids (MBBLS)..........          116       130       (10.8%)

Average Sales Price:
     Oil and condensate ($ per barrel)....      $  9.48   $ 15.43       (38.6%)
     Natural gas ($ per mcf)..............      $  2.01   $  1.97         2.0%

Average unit production cost(1) per BOE...      $  5.41   $  5.14         5.3%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and gas revenues for the six months ended June 30, 1998 were $123.0 million, or 27% lower than oil and gas revenues of $168.7 million for the same period in 1997. This decrease is primarily due to lower realized oil prices in 1998, which were partially offset by increased production during the period.

Gas plant revenues of $1.4 million and $11.6 million are reflected in the six months ended June 30, 1998 and 1997, respectively. The 88% decrease in revenues is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.

Gain on sale for the six months ended June 30, 1998 was $1.7 million. Such gain was recognized in connection with the sale of the Company's interest in the Coke field in Chapel Hill, Texas. Gain on sale for the six months ended June 30, 1997 was $4.4 million, $1.4 million of which relates to the sale of the Company's interest in Second Bayou, Weeks Island, Louisiana in the first quarter of 1997, and $3.0 million of which relates to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997. The $3.0 million gain on the sale of the Company's interest in the Benedum Plant System was adjusted downward by $0.7 million in the third quarter of 1997, as a result of final accounting.

Expenses

Lease operating expenses for the six months ended June 30, 1998 totaled $65.8 million, compared to $59.4 million for the same period in 1997. This 11% increase is due to poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs and contributed to decreased production and additional workovers that were performed in 1998, as compared to the same period in 1997. Lease operating expenses per BOE were $5.41 in the first six months of 1998, compared to $5.14 in the same period in 1997.

Plant operating expenses of $1.4 million are reflected in the six months ended June 30, 1998 as compared to $10.2 million for the six months ended June 30, 1997. The 86% decrease in gas plant expenses is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Exploration costs, including G&G costs, dry hole costs and delay rentals, were $4.1 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively. Exploration costs for the six months ended June 30, 1998 included $3.8 million of G&G costs ($3.4 of which relates to G&G in Ghana), $0.2 million of delay rentals and $0.1 million of dry hole costs. Exploration costs for the six months ended June 30, 1997 primarily included $1.5 million of dry hole costs.

Depreciation, depletion and amortization of $46.6 million for the six months ended June 30, 1998 reflects a decrease of 3% from $48.2 million in the same period in 1997, due primarily to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as certain adjustments to the Company's depletion calculation in connection with the conversion to the successful efforts method of accounting.

General and administrative expenses, along with outsourcing fees, were $15.7 million for the six months ended June 30, 1998, as compared to $14.8 million for the same period in 1997. The 6% increase is due primarily to non-recurring costs associated with outside engineering costs and third-party consulting studies associated with the upcoming re-negotiation of the Company's outsourcing agreements.

Interest expense increased to $14.4 million for the six months ended June 30, 1998 from $14.0 million in the same period of 1997. This increase in interest expense in the first six months of 1998 is primarily the result of additional borrowings under the Company's credit facility and the issuance of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008.

Extraordinary Item

In June 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. The redemption resulted in an extraordinary loss on early extinguishment of debt, net of the related tax benefit, of $3.0 million. The Company used proceeds from its bank facility to fund the redemption.

Net (Loss) Income

A net loss of $14.2 million, ($0.72) per common share--basic and diluted, was generated for the six months ended June 30, 1998, as compared to net income of $17.6 million, $0.88 per common share--basic and $0.85 per common share-- diluted, in the same period in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION

                    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                        10.  Material Contracts
                             10.1  None.

                        27.  Financial Data Schedule

                        Reports on Form 8-K.

                        1. Report filed on Form 8-K on May 14, 1998 regarding the Company's conversion from the full cost to the successful efforts method of accounting for its investments in oil and gas properties, first quarter 1998 financial results, the potential sale of the Company's East Texas natural gas assets, the senior subordinated note offering, and the reduction of the 1998 capital spending budget.

                        2. Report filed on Form 8-K on May 20, 1998 regarding the Company's conversion from the full cost to the successful efforts method of accounting for its investments in oil and gas properties. Includes restated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                               (Registrant)



Date:  August 13,  1998             By:/s/  Douglas L. Foshee
       ----------------                   ----------------------------
                                       Douglas L. Foshee
                                       Chairman, President and Chief
                                       Executive Officer


Date:  August 13, 1998              By:/s/ Robert M. King
       ---------------                   -----------------------------
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer