Form 10-Q
period 1998-09-30
NUEVO ENERGY CO
filed 1998-11-13
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                       Commission File Number     1-10537


                             NUEVO ENERGY COMPANY
            (Exact name of registrant as specified in its charter)



             DELAWARE                                  76-0304436
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification Number)


     1331 LAMAR, SUITE 1650
         HOUSTON, TEXAS                                    77010-3039
(Address of Principal Executive Offices)                   (Zip Code)


       Registrant's telephone number, including area code:  (713)652-0706

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

As of November 11, 1998, the number of outstanding shares of the Registrant's common stock was 19,832,963.

                             NUEVO ENERGY COMPANY

                                     INDEX


                                                                                                  PAGE
                                                                                                 NUMBER
PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets:
                September 30, 1998 (Unaudited) and December 31, 1997 (Restated)..................   3
            Condensed Consolidated Statements of Operations (Unaudited):
                Three and nine months ended September 30, 1998
                and September 30, 1997 (Restated)................................................   5
            Condensed Consolidated Statements of Cash Flows (Unaudited):
                Nine months ended September 30, 1998 and September 30, 1997 (Restated)...........   7
            Notes to Condensed Consolidated Financial Statements (Unaudited).....................   8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................................  14

PART II.  OTHER INFORMATION......................................................................  25


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                 ASSETS
                                 ------
                                                         September 30, 1998    December 31, 1997
                                                         -------------------   ------------------
                                                             (Unaudited)           (Restated)
CURRENT ASSETS:

 Cash and cash equivalents............................           $    3,883           $    9,208
 Accounts receivable..................................               35,638               38,196
 Product inventory....................................                  465                1,627
 Assets held for sale.................................              113,977                6,950
 Prepaid expenses and other...........................                3,301                2,879
                                                                 ----------           ----------
   Total current assets...............................              157,264               58,860
                                                                 ----------           ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land.................................................               51,038               51,411
 Oil and gas properties (successful efforts method)...              947,436              984,273
 Gas plant facilities.................................               16,737               15,500
 Other facilities.....................................                6,655                7,831
                                                                 ----------           ----------
                                                                  1,021,866            1,059,015
 Accumulated depreciation, depletion and
   amortization.......................................             (330,500)            (324,904)
                                                                 ----------           ----------
                                                                    691,366              734,111
                                                                 ----------           ----------
DEFERRED TAX ASSETS...................................               12,968                  ---

OTHER ASSETS..........................................               13,141               11,315
                                                                 ----------           ----------
                                                                 $  874,739           $  804,286
                                                                 ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                   (Amounts in Thousands, Except Share Data)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                                           September 30, 1998    December 31,1997
                                                                                           -------------------   -----------------
                                                                                               (Unaudited)          (Restated)
CURRENT LIABILITIES:
  Accounts payable........................................................................      $  6,011            $  8,641
  Accrued interest........................................................................        10,711               4,285
  Accrued liabilities.....................................................................        27,881              32,961
  Current maturities of long-term debt....................................................         3,703               3,716
                                                                                                --------            --------
     Total current liabilities............................................................        48,306              49,603
                                                                                                --------            --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES.................................................       408,125             305,940

DEFERRED TAX LIABILITIES..................................................................           ---               4,986

OTHER LONG-TERM LIABILITIES...............................................................         2,597               4,018

CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I...........................................................       115,000             115,000

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value, 50,000,000 shares authorized, 20,308,462 and 20,237,537
   shares issued at September 30, 1998 and December 31, 1997, respectively................           203                 202

  Additional paid-in capital..............................................................       355,599             354,296

  Treasury stock, at cost, 482,761 and 497,372 shares, at
  September 30, 1998 and December 31, 1997, respectively..................................       (19,444)            (19,929)


  Stock held by benefit trust, 43,401 and 45,119 shares, at
  September 30, 1998 and December 31, 1997, respectively..................................        (1,612)             (1,244)


  Accumulated deficit.....................................................................       (34,035)             (8,586)
                                                                                                --------            --------
      Total stockholders' equity..........................................................       300,711             324,739
                                                                                                --------            --------
                                                                                                $874,739            $804,286
                                                                                                ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                     Three Months Ended September 30,
                                                    ----------------------------------
                                                         1998               1997
                                                    ---------------   ----------------
                                                                         (Restated)
REVENUES:
 Oil and gas revenues............................         $ 60,770            $81,774
 Gas plant revenues..............................              628                806
 Pipeline and other revenues.....................              222              1,191
 Gain (loss) on sale of assets...................            4,091             (2,266)
 Interest and other income.......................              255                615
                                                          --------            -------
                                                            65,966             82,120
                                                          --------            -------
COSTS AND EXPENSES:
 Lease operating expenses........................           34,022             30,113
 Gas plant operating expenses....................              884                835
 Pipeline and other operating expenses...........              116              1,150
 Exploration costs...............................           11,891              4,078
 Depreciation, depletion and amortization........           20,261             28,089
 General and administrative expenses.............            4,565              6,072
 Outsourcing fees................................            2,388              2,846
 Interest expense................................            8,881              6,585
 Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............            1,653              1,689
 Other expense...................................               54                 87
                                                          --------            -------
                                                            84,715             81,544
                                                          --------            -------
(Loss) income before income taxes and minority
 interest........................................          (18,749)               576

(Benefit) provision for income taxes.............           (7,504)               227
Minority interest................................              ---                 (3)
                                                          --------            -------
NET (LOSS) INCOME................................         $(11,245)           $   352
                                                          ========            =======

(LOSS) EARNINGS PER SHARE:

BASIC:
 (Loss) earnings per common share - Basic........         $  (0.57)           $  0.02
                                                          ========            =======
Weighted average common shares outstanding.......           19,820             19,688
                                                          ========            =======
DILUTED:
 (Loss) earnings per common share - Diluted......         $  (0.57)           $  0.02
                                                          ========            =======
Weighted average common and dilutive
 potential common shares outstanding.............           19,820             20,351
                                                          ========            =======

     See accompanying notes to condensed consolidated financial statements.

                               NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)

                                                      Nine Months Ended September 30,
                                                     ---------------------------------
                                                          1998              1997
                                                     ---------------   ---------------
                                                                         (Restated)
REVENUES:
   Oil and gas revenues...........................         $183,815          $249,045
   Gas plant revenues.............................            2,033            13,842
   Pipeline and other revenues....................            2,446             3,928
   Gain on sale of assets, net....................            5,768             2,134
   Interest and other income......................            1,077             1,557
                                                           --------          --------
                                                            195,139           270,506
                                                           --------          --------
COSTS AND EXPENSES:
   Lease operating expenses.......................           99,796            88,052
   Gas plant operating expenses...................            2,307            12,477
   Pipeline and other operating expenses..........            1,958             3,451
   Exploration costs..............................           15,985             5,705
   Depreciation, depletion and amortization.......           66,817            76,288
   General and administrative expenses............           15,478            14,692
   Outsourcing fees...............................            7,200             9,033
   Interest expense...............................           23,325            20,593
   Dividends on Guaranteed Preferred Beneficial
    Interests in Company's Convertible
    Debentures (TECONS)...........................            4,959             4,959
   Other expense..................................              137               347
                                                           --------          --------
                                                            237,962           235,597
                                                           --------          --------
(Loss) income before income taxes, minority
 interest and extraordinary item..................          (42,823)           34,909

(Benefit) provision for income taxes..............          (17,374)           13,968
Minority interest.................................              ---                (8)
                                                           --------          --------

(Loss) income before extraordinary item...........          (25,449)           20,949

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..............              ---             3,024
                                                           --------          --------
NET (LOSS) INCOME.................................         $(25,449)         $ 17,925
                                                           ========          ========
(LOSS) EARNINGS PER SHARE:

BASIC:
(Loss) income before extraordinary item...........         $  (1.29)         $   1.05
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..............              ---             (0.15)
                                                           --------          --------
(Loss) earnings per common share - Basic..........         $  (1.29)         $   0.90
                                                           ========          ========
Weighted average common shares outstanding........           19,781            19,822
                                                           ========          ========
DILUTED:
(Loss) income before extraordinary item...........         $  (1.29)         $   1.02
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..............              ---             (0.15)
                                                           --------          --------
(Loss) earnings per common share - Diluted........         $  (1.29)         $   0.87
                                                           ========          ========
Weighted average common and dilutive
 potential common shares outstanding..............           19,781            20,499
                                                           ========          ========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                              Nine Months Ended September 30,
                                                             ---------------------------------
                                                                  1998              1997
                                                             ---------------   ---------------
                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................        $ (25,449)        $  17,925
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization.............           66,817            76,288
     Gain on sale of assets, net..........................           (5,768)           (2,134)
     Dry hole costs.......................................           10,204             4,799
     Amortization of other costs..........................            1,214             1,166
     Extraordinary loss on early extinguishment of debt...              ---             5,061
     Deferred revenues....................................           (1,429)           (2,465)
     Deferred taxes.......................................          (17,929)           12,277
     Depreciation of deferred compensation plan...........             (695)              ---
     Minority interest....................................              ---                (8)
     Employee stock awards................................              ---             1,145
                                                                  ---------         ---------
                                                                     26,965           114,054
  Changes in assets and liabilities:
   Accounts receivable....................................            3,049            (7,484)
   Accounts payable and accrued liabilities...............           (1,270)           23,804
   Other..................................................           (1,051)           (2,003)
                                                                  ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................           27,693           128,371
                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties......................         (142,682)         (150,469)
 Additions to gas plant facilities........................           (1,238)             (704)
 Additions to other facilities............................           (1,162)           (1,105)
 Proceeds from sale of gas plant..........................              ---            24,992
 Proceeds from sales of properties........................           11,830             4,050
                                                                  ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES.....................         (133,252)         (123,236)
                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.................................          225,000           183,500
 Deferred financing costs.................................           (3,342)              ---
 Payments of long-term debt...............................         (122,828)         (179,077)
 Premium to retire long-term debt.........................              ---            (3,440)
 Proceeds from sale of put options........................              ---             1,630
 Treasury stock sale (purchase)...........................              100           (21,173)
 Proceeds from issuance of common stock...................            1,304             6,493
                                                                  ---------         ---------
NET CASH PROVIDED BY/(USED IN) FINANCING
  ACTIVITIES..............................................          100,234           (12,067)
                                                                  ---------         ---------

 Net decrease in cash and cash equivalents................           (5,325)           (6,932)
 Cash and cash equivalents at beginning of
   period.................................................            9,208            13,636
                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................        $   3,883         $   6,704
                                                                  =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amounts capitalized)................        $  16,318         $  18,238
     Income taxes.........................................        $     475         $     350



    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 1997 Form 10-K of Nuevo Energy Company (the "Company") and in the Form 8-K that was filed with the Securities and Exchange Commission on May 20, 1998. The form 8-K was filed in connection with the Company's conversion from the full cost to the successful efforts method of accounting for its investments in oil and gas properties (see discussion below) and includes restated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995.

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

   CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997 condensed consolidated balance sheet, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997, have been restated to conform with successful efforts accounting. The effect of the accounting change, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the condensed consolidated statement of operations for the three months ended September 30, 1997, the effect of the accounting change was to decrease net income by $5.9 million, or $0.30 per common share - basic and $0.29 per common share - diluted. For the condensed consolidated statement of operations for the nine months ended September 30, 1997, the effect of the accounting change was to decrease net income by $8.0 million, or $0.41 per common share - basic and $0.40 per common share - diluted. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

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

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas and crude oil. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge natural gas and oil. Natural gas basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the natural gas field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1998 or December 31, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.3 million and reduced by $1.6 million in the third quarter of 1998 and 1997, respectively. During the first nine months of 1998 and 1997, oil and gas revenues were increased by $0.5 million and reduced by $3.3 million, respectively, as a result of these transactions.

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

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net revenues computed by application of estimated future oil and gas prices, production, and expenses, as determined by management, over the economic life of the reserves. The Company recorded an impairment loss of $30.0 million in the fourth quarter of 1997, however, no such impairment was recognized during the three month or nine-month periods ended September 30, 1998 or 1997.

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

3. DEFERRED TAX ASSETS

   As a result of the net loss generated during the first nine months of 1998, the Company has deferred tax assets of $13.0 million as of September 30, 1998. The Company believes that sufficient future taxable income will be generated and has concluded that these deferred tax assets will more likely than not be realized.

4. INDUSTRY SEGMENT INFORMATION

   Historically, the Company's operations were concentrated primarily in two segments: the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations. The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998. The Company completed the sale of its Bright Star gas gathering system in July 1998 and the Richfield gas storage assets in February 1998, at their approximate carrying values, and has signed a letter of intent with a third party to sell the remaining asset, the Illini pipeline. Closing of the Illini pipeline sale is expected prior to year-end, pending finalization of a purchase and sale agreement and certain regulatory approvals. The Company's policy is to record revenues and expenses associated with these assets, which are no longer being depreciated, until they are sold.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                   -------------------------------
                                                                   September 30,    September 30,
                                                                        1998             1997
                                                                   --------------   --------------
                                                                                      (Restated)
   SALES TO UNAFFILIATED CUSTOMERS:
       Oil and gas..............................................        $183,815         $249,045
       Gas plant, pipelines and other(1)........................           4,479           17,770
                                                                        --------         --------
          Total sales...........................................         188,294          266,815
       Gain on sale of assets, net..............................           5,768            2,134
       Other revenues...........................................           1,077            1,557
                                                                        --------         --------
          Total revenues........................................        $195,139         $270,506
                                                                        ========         ========

     OPERATING (LOSS) PROFIT BEFORE INCOME TAXES:
       Oil and gas..............................................        $  8,119         $ 81,591
       Gas plant, pipelines and other(1)........................            (392)           1,897
                                                                        --------         --------
                                                                           7,727           83,488
       Unallocated corporate expenses...........................          22,266           23,027
       Interest expense.........................................          23,325           20,593
       Dividends on Guaranteed Preferred Beneficial Interests
         in Company's Convertible Debentures (TECONS)...........           4,959            4,959
                                                                        --------         --------
       (Loss) income before income taxes, minority
         interest, and extraordinary item.......................        $(42,823)        $ 34,909
                                                                        ========         ========

     DEPRECIATION, DEPLETION AND AMORTIZATION:
       Oil and gas..............................................        $ 65,683         $ 73,544
       Gas plant, pipelines and other(1)........................             606            2,232
                                                                        --------         --------
                                                                        $ 66,289         $ 75,776
                                                                        ========         ========

    (1) The Company sold its interests in the Benedum Plant System in May 1997, the Richfield gas storage assets in February 1998, and the Bright Star gas gathering system in July 1998.

5.  LONG-TERM DEBT

    Long-term debt consists of the following (amounts in thousands):

                                                                                   September 30,             December 31,
                                                                                       1998                      1997
                                                                                   --------------       ------------------

9 1/2% Senior Subordinated Notes due 2006.....................................       $    160,000               $  160,000
8 7/8% Senior Subordinated Notes due 2008 (a).................................            100,000                      ---
Bank credit facility (b)......................................................            147,000                  142,000
OPIC credit facility..........................................................              4,828                    7,605
Other.........................................................................                ---                       51
                                                                                     ------------               ----------
        Total debt............................................................            411,828                  309,656
Less: current maturities......................................................             (3,703)                  (3,716)
                                                                                     ------------               ----------
Long-term debt................................................................       $    408,125               $  305,940
                                                                                     ============               ==========

   (a) On June 8, 1998, the Company issued $100.0 million of 8 7/8% Senior Subordinated Notes due 2008. Net proceeds from this offering of $97.6 million were used to repay borrowings under the Company's credit facility.

   (b) Effective May 5, 1998, the borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was increased from $330.0 million to $380.0 million.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULT OF OPERATIONS


6. (LOSS) EARNINGS PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three and nine-month periods ended September 30, 1998, weighted average potential dilutive common shares of 71,000 and 394,000, respectively, are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows:

                                                                      For the Three Months Ended September 30,
                                                            ------------------------------------------------------------
                                                                         1998                           1997
                                                            ------------------------------   ---------------------------
                                                                 Loss           Shares          Income         Shares
                                                            --------------   -------------   ------------   ------------
(Loss) earnings per Common share - Basic.................        $(11,245)          19,820           $352         19,688
Effect of dilutive securities:
Stock options............................................              --               --             --            663
                                                                 --------           ------           ----         ------
(Loss) earnings per Common share - Diluted...............        $(11,245)          19,820           $352         20,351
                                                                 ========           ======           ====         ======

                                                                      For the Nine Months Ended September 30,
                                                            ------------------------------------------------------------
                                                                         1998                           1997
                                                            ------------------------------   ---------------------------
                                                                 Loss           Shares          Income         Shares
                                                            --------------   -------------   ------------   ------------
(Loss) earnings per Common share - Basic.................        $(25,449)          19,781        $17,925         19,822
Effect of dilutive securities:
Stock options............................................              --               --             --            677
                                                                 --------           ------        -------         ------
(Loss) earnings per Common share - Diluted...............        $(25,449)          19,781        $17,925         20,499
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

8. CONTINGENCIES

   The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis to all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

   During 1997, a new government was established in the Congo. Political unrest continues to exist in West Africa, with insurgents challenging the government of the neighboring Democratic Republic of Congo (formerly Zaire). Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo.

9. ACQUISITIONS

   In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisition added 3.4 million barrels of oil equivalent to the Company's December 31, 1997 reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

10. SUBSEQUENT EVENT

   On October 19, 1998, the Company announced that it signed a purchase and sale agreement with a third party for the sale of its East Texas natural gas assets for $190.6 million. The effective date of the sale is July 1, 1998. Accordingly, the Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Closing is expected in either December 1998 or January 1999. The purchase price is subject to typical purchase price adjustments effective upon closing. The Company plans to use the net proceeds from the sale to eliminate its senior bank debt. Estimated net proved reserves associated with these properties totaled approximately 275.0 billion cubic feet of natural gas equivalent at January 1, 1998.

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

   Capital Resources and Liquidity

   Since inception, the Company has grown and diversified its operations through a series of opportunistic acquisitions of oil and gas properties and the subsequent exploitation of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, debt and bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $27.7 million and $128.4 million for the nine months ended September 30, 1998 and 1997, respectively. The reduction in cash flows was primarily attributable to lower oil prices in the first nine months of 1998, compared with the first nine months of 1997, which is described under "Results of Operations (Nine months ended September 30, 1998 and 1997)". As of September 30, 1998, the Company had $109.0 million of working capital. Effective May 5, 1998, the borrowing base on the Company's credit facility was increased from $330.0 million to $380.0 million. The Company had unused commitments under the revolving credit line of $233.0 million as of September 30, 1998, subject to borrowing base determination.

   On October 19, 1998, the Company announced that it signed a purchase and sale agreement with a third party for the sale of its East Texas natural gas assets for $190.6 million. The effective date of the sale is July 1, 1998. Accordingly, the Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Closing is expected in either December 1998 or January 1999. The purchase price is subject to typical purchase price adjustments effective upon closing. The Company plans to use the net proceeds from the sale to eliminate its senior bank debt. Estimated net proved reserves associated with these properties totaled approximately 275.0 billion cubic feet of natural gas equivalent at January 1, 1998.

   On July 2, 1998, the Company announced that it anticipates receiving approximately $14.0 million from three separate transactions for its remaining non-core gas gathering, pipeline and storage assets. The Company completed the sale of its Bright Star gas gathering system in July 1998 and Richfield Gas Storage facility ("Richfield") in February 1998, at their approximate carrying values, and has signed a letter of intent with a

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   third party to sell the remaining asset, the Illini Pipeline. Closing of the Illini Pipeline sale is expected prior to year-end, pending finalization of a purchase and sale agreement and certain regulatory approvals.

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

   CAPITAL EXPENDITURES

   Due to lower average realized oil prices in the first quarter of 1998, the Company revised its capital spending plans for 1998. Originally, the Company planned to spend $150.0 million on development projects in 1998. The development budget was reduced to $112.0 million, affecting those projects with projected rates of return expected to fall below acceptable threshold levels assuming the continuation of current low oil prices. Management believes that all of these delayed development projects will ultimately be undertaken once oil prices return to historic norms. In addition, the exploration budget was reduced from $47.0 million to $39.0 million, representing plans to drill fewer exploratory wells than originally planned. Drilling of the remaining exploration projects has been deferred until 1999.

   Exploration and development expenditures for the first nine months of 1998 and 1997 are as follows (amounts in thousands):

                                              For the Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                               1998              1997
                                            ----------        ----------

         United States                       $118,495          $138,443
         Africa                                29,968            12,932
                                            ----------        ----------
                  Total                      $148,463          $151,375
                                           ===========       ===========

   In the United States, Nuevo completed 154 producing wells out of 160 wells drilled during the first nine months of 1998, while internationally the
   Company discovered 7 new producers out of 13 wells drilled.   As of September
   30,1998, the Company was participating in the drilling or completing of an additional 12 wells.

   Significant exploration and development activity during the first nine months of 1998 included: development drilling of the Antelope Shale formation at the Monument Junction area in California and an offset to the B-14 Lower Sendji completion at the Yombo field offshore Congo, and exploratory drilling at Midway Peak in California, offshore the Republic of Ghana in West Africa ("Ghana") and in Tunisia, Africa. The Company drilled 21 wells (20 of which were productive) in the Monument Junction area during the first nine months of 1998, bringing current volumes to approximately 3,100 net barrels of oil equivalent per day from 36 producing wells. The Company is still in the progress of drilling the wells at Midway Peak and Tunisia. Testing of these wells will begin when the drilling is complete. In September 1998, the Company plugged and abandoned its first well in the East Cape Three Points prospect offshore Ghana due to the lack of commercial quantities of reserves. Dry hole costs for this well were $7.0 million net to the Company.

   Other significant development activities include a new steamflood project in the South Belridge field in California and the implementation of waterflood projects in the Sendji and Tchala formations at the Yombo field offshore Congo, and the Brea Olinda and Huntington Beach fields in California. Production responses have already been noted in each of these projects, which should result in production gains in 1999 and reserve bookings at January 1, 1999 and beyond.

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   In addition to its exploration and development activity, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million in April 1998. Such acquisition added 3.4 million barrels of oil equivalent to the Company's December 31, 1997 reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas and crude oil. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge natural gas and oil. Natural gas basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the natural gas field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1998 or December 31, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.3 million and reduced by $1.6 million in the third quarter of 1998 and 1997, respectively. During the first nine months of 1998 and 1997, oil and gas revenues were increased by $0.5 million and reduced by $3.3 million, respectively, as a result of these transactions.

   CONTINGENCIES

   The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis to all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); and iii) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   or are expected to be covered by insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

   During 1997, a new government was established in the Congo. Political unrest continues to exist in West Africa, with insurgents challenging the government of the neighboring Democratic Republic of Congo (formerly Zaire). Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo.

   CHANGE IN ACCOUNTING PRINCIPLE

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, the December 31, 1997 condensed consolidated balance sheet, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997, have been restated to conform with successful efforts accounting. The effect of the accounting change, after tax, was to reduce December 31, 1997 retained earnings by $64.1 million. For the condensed consolidated statement of operations for the three months ended September 30, 1997, the effect of the accounting change was to decrease net income by $5.9 million, or $0.30 per common share - basic and $0.29 per common share - diluted. For the condensed consolidated statement of operations for the nine months ended September 30, 1997, the effect of the accounting change was to decrease net income by $8.0 million, or $0.41 per common share - basic and $0.40 per common share - diluted. Had the Company not converted to the successful efforts

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

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

   YEAR 2000

   Nuevo, like all other enterprises that utilize computer technology, faces a threat of business disruption from the Year 2000 Issue. The Year 2000 Issue ("Y2k") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of Y2k is that computer and imbedded processing systems are at risk of malfunctioning, particularly during the transition from 1999 to 2000.

   The effects of Y2k are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among Nuevo and its vendors, customers and business partners, as well as with regulators in the U.S. and host governments abroad.

   The risks associated with Y2k fall into three general areas: i) financial and administrative systems, ii) imbedded systems in field process control units, and iii) third party exposures. Nuevo intends to address each of these three areas through a readiness process that seeks to

   a)  increase the awareness of the issue among all employees;
   b)  identify areas of potential risk;
   c) assess the relative impact of these risks and the Company's ability to manage them;
   d)  remediate high priority risks wherever possible, and
   e) engage in contingency planning for identifiable risks that cannot be remediated.

   The Company's Board of Directors has assigned the oversight of Y2k to the Audit Committee of the Board. From the Audit Committee, all responsibility for the readiness effort runs through the Chief Executive Officer of the Company, and from him through the Chief Financial Officer (for financial and administrative systems) and the Vice President of Exploitation (for imbedded systems in field process control units). As a

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   matter of routine, management of the Company updates the Audit Committee, and the entire Board, of its efforts to increase Nuevo's readiness for Y2k.

   The Company outsources the majority of its information technology administration to Novistar Inc., a subsidiary of Torch Energy Advisors Inc. ("Torch"), and outsources the management of its field operations to Torch Operating Company, another subsidiary of Torch. As such, both Torch entities are intimately involved in Nuevo's efforts to increase its readiness for Y2k. Novistar has been planning for the impact of Y2k on its information technology systems since late 1997, and Torch Operating Company has been assessing the impact of Y2k on the assets it operates since early 1998.

   The Company and Torch have jointly developed a plan to address Nuevo's risks associated with Y2k. (As used in the remainder of this Y2k discussion, references to the Company may include the Torch employees assisting the Company in its Y2k readiness program). As of November 1, 1998, the Company is in various stages of implementation of the plan, as summarized below:

   Financial and Administrative Systems

   1. Awareness. Nuevo has conducted numerous Y2k informational programs with its employees and the employees of Torch who provide input to or utilize the output of the financial and administrative systems of the Company. Employees at all levels of the organization have been asked to participate in the identification of potential Y2k risks which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result, awareness of the issue is considered high.

   2. Risk Identification. Nuevo's most significant financial and administrative systems exposure is the Y2k status of the accounting and land administration software package used by Novistar to collect and manage data for internal management decision making and for external financial reporting purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications and office space readiness.

   3. Risk Assessment. The failure to identify and correct a material Y2k problem could result in inaccurate or untimely financial information for management decision-making or financial reporting purposes. The severity of any such problems will impact the duration during which the quality of management information comes under question. At this time, management is confident that any Y2k disruptions associated with its financial and administrative systems will not have a material effect on the Company.

   4. Remediation. Since April of 1998, Novistar has been working on an upgrade to its accounting software, which is expected to achieve full Y2k compliance in the first half of 1999. In addition, Novistar has inventoried all network and desktop software applications used by Nuevo and believes them to be generally Y2k compliant. The costs of all such risk assessments and remediation are borne by Novistar under the terms of Nuevo's outsourcing agreements.

   5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Nuevo's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. Nuevo is currently considering its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

   Imbedded Systems

   1. Awareness. The Company's Y2k program has involved all levels of management of field assets from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2k risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result, awareness of the issue is considered high.

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   2. Risk Identification. Nuevo is conducting an extensive inventory of all imbedded computer systems within the process control units of its field operations. This inventory process is estimated to be approximately 75-80% complete as of this date. It is estimated that there are thousands of imbedded components residing in the hundreds of computerized systems within Nuevo's dozens of operated oil and natural gas fields and processing plants. Once inventoried, the readiness plan entails researching the manufacturer and/or installer of each component to determine the anticipated compliance or non-compliance of the component. To date, the vast majority of imbedded components so researched have been deemed either date-insensitive, or if they are date-sensitive, Y2k compliant. However, the complexity of imbedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. Therefore, once the component level evaluation is completed, a broader evaluation at the system level will commence.

   3. Risk Assessment. The failure to identify and correct a material Y2k problem could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. Nuevo is actively engaged in a program to prioritize the remediation of imbedded components and systems which are either known to be Y2k non-compliant or which have higher risk of Y2k failures, and to further prioritize remediation targets by the anticipated financial impact of any such failures on the Company. To assist in this effort, Nuevo and Torch Operating Company have retained consultants who are knowledgeable and experienced in the assessment of Y2k issues impacting field operations. Nuevo intends to give extremely high priority to the remediation of any situation that impacts employee health and safety or environmental security. However, the effort to assess the situation is dynamic and will likely not be fully completed by December 31, 1999. The cost of the assessment is not expected to be material to Nuevo's financial results. However, at this time management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2k non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

   4. Remediation. Once identified, assessed and prioritized, Nuevo intends to test, upgrade and certify those imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance. It is important to note that in some circumstances, the procedures used to test imbedded components for Y2k compliance themselves pose a risk of damaging the component or corrupting the system, thereby accelerating the consequences of Y2k failures. Accordingly, there may be situations in which a decision not to test may be deemed the most prudent. As of November 12, 1998, Nuevo is in the process of formulating and approving a capital budget for its fiscal year ended December 31, 1999, and consideration is being given to the anticipated costs to remediate or replace imbedded components and systems that pose the greatest risk of significant Y2k non-compliance. The amount anticipated to be budgeted for these costs is not expected to be material to the liquidity and financial condition of the Company; however, as the assessment work is at an early stage and is expected to identify risks during 1999, there can be no assurances that actual capital spending on Y2k remediation will not be significantly in excess of any amounts originally budgeted.

   5. Contingency Planning. Should material production disruptions occur as a result of Y2k failures in field operations, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption.

   Third Party Exposures

   1. Awareness. Nuevo has conducted numerous Y2k informational programs with its employees and the employees of Torch who have significant interaction with outside vendors, customers, and business partners of the Company. All such employees have been asked to participate in the identification of potential third party Y2k risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result awareness of the issue is considered high.

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   2. Risk Identification. Nuevo's most significant third party Y2k exposure is to the refinery customers who purchase its oil production. Other significant concerns include the readiness of third party crude oil and natural gas pipeline facilities involved in the transportation of Nuevo's products, the availability of electric power to Nuevo's field operations, the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers, and of the ability of the financial community to maintain an orderly market in Nuevo's securities.

   3. Risk Assessment. Refineries are extremely complex operations containing hundreds or thousands of computerized processes. The failure on the part of a Nuevo refining customer to identify and correct a material Y2k problem could result in material disruptions in the sale of Nuevo's production to that refinery. In many cases, affected Nuevo production may not be easily shifted to other markets, and the result can range from reduced realizations on crude oil produced, curtailed production or even shut-in production. Failures of pipelines that connect Nuevo's production to markets may have similar effects. Although the Company has made inquiries to key third parties on the subject of Y2k readiness and will continue to do so, it has no ability to require responses to such inquiries or to independently verify their accuracy. Accordingly, management is unable to express any degree of confidence that there will not be material production disruptions associated with third party Y2k non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

   4. Remediation. Where Nuevo perceives significant risk of Y2k non-compliance that may have a material impact on the Company, and where the relationship between the Company and a vendor, customer or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

   5. Contingency Planning. Should material production disruptions occur as a result of Y2k failures of third parties, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption.

   OIL AND GAS PRICES

   The Company's revenues, cash flows, results of operations and liquidity are dependent on oil and gas prices, as is its ability to acquire financing for its operations. Approximately 77% of the Company' production for the first nine months of 1998 was oil. Oil prices during 1998 have been very low compared to historical prices. As a result, the Company's revenues, earnings and cash flows have been materially reduced compared to 1997, even though production levels have increased during 1998. In response to low oil prices, the Company reduced its capital expenditure budget, postponing projects which are not expected to generate an acceptable rate of return at current low oil prices. Although the Company believes that its cash flows from operations and borrowing capacity will be sufficient to meet the Company's needs for the foreseeable future, continued low oil prices will continue to adversely affect the Company.

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                Three Months
                                             Ended September 30,
                                             -------------------        %
                                                                    Increase/
                                               1998       1997     (Decrease)
                                             --------   --------   -----------

Production:
     Oil and condensate (MBBLS)...........      4,732      4,564         3.7%
     Natural gas (MMCF)...................      7,892      9,052       (12.8%)
     Natural gas liquids (MBBLS)..........         59         77       (23.4%)

Average Sales Price:
     Oil and condensate ($ per barrel)....     $ 9.41     $13.93       (32.4%)
     Natural gas ($ per mcf)..............     $ 1.97     $ 1.89         4.2%

Average unit production cost(1) per BOE...     $ 5.57     $ 4.90        13.7%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and gas revenues for the three months ended September 30, 1998 were $60.8 million, or 26% lower than oil and gas revenues of $81.8 million for the same period in 1997. This decrease is due to lower realized oil prices in the third quarter of 1998.

Gain on sale of assets for the three months ended September 30, 1998 was $4.1 million, compared to a loss on sale of assets of $2.3 million for the three months ended September 30, 1997. The gain on sale of assets in the third quarter of 1998 relates to the sale of the Company's interest in the Sansinena
field in California.   The loss on sale of assets in the third quarter of 1997
is comprised of a $1.6 million loss on the sale of the Company's interest in the South Timbalier field and a $0.7 million final accounting adjustment to the second quarter 1997 gain on sale of the Benedum Plant System.

Expenses

Lease operating expenses for the three months ended September 30, 1998 totaled $34.0 million, or 13% higher than $30.1 million for the three months ended September 30, 1997, primarily due to an increase in workovers and steam costs, primarily in California, as compared to the third quarter of 1997. These increases resulted in lease operating expenses per barrel of oil equivalent of $5.57 in the third quarter of 1998, compared to $4.90 in the same period in 1997.

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs and delay rentals, were $11.9 million and $4.1 million for the three months ended September 30, 1998 and 1997, respectively. Exploration costs for the three months ended September 30, 1998 included: $10.1 million of dry hole costs ($7.0 million of which was attributable to exploration activity in Ghana), $1.0 million of G&G costs, $0.5 million of delay rentals and $0.3 million of other exploration costs. Exploration costs for the three months ended September 30, 1997 included $3.3 million of dry hole costs, $0.6 million of G&G costs and $0.2 million of delay rentals and other exploration costs.

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Depreciation, depletion and amortization of $20.3 million for the three months ended September 30, 1998 reflects a 28% decrease from $28.1 million in the same period in 1997, due primarily to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as the reclassification of the East Texas oil and gas properties to assets held for sale as of July 1, 1998.

General and administrative expenses, along with outsourcing fees, decreased 22% to $7.0 million for the three months ended September 30, 1998, from $8.9 million for the same period in 1997. This decrease is primarily due to the $1.7 million severance expense incurred in the third quarter of 1997 associated with the resignation of the Company's president and chief executive officer.

Interest expense increased to $8.9 million for the three months ended September 30, 1998 from $6.6 million in the same period of 1997. This 35% increase is primarily the result of additional borrowings under the Company's credit facility and the issuance in June 1998 of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008.

Net (Loss) Income

A net loss of $11.2 million, ($0.57) per common share basic and diluted, resulted for the three months ended September 30, 1998, as compared to net income of $0.4 million, $0.02 per common share basic and diluted, in the same period in 1997.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                 Nine Months
                                             Ended September 30,
                                             -------------------        %
                                                                    Increase/
                                               1998       1997     (Decrease)
                                             --------   --------   -----------
Production:
     Oil and condensate (MBBLS)...........     13,981     13,021         7.4%
     Natural gas (MMCF)...................     24,628     26,812        (8.1%)
     Natural gas liquids (MBBLS)..........        175        207       (15.5%)

Average Sales Price:
     Oil and condensate ($ per barrel)....    $  9.45    $ 14.90       (36.6%)
     Natural gas ($ per mcf)..............    $  2.00    $  1.94         3.1%

Average unit production cost(1) per BOE...    $  5.47    $  4.98         9.8%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and gas revenues for the nine months ended September 30, 1998 were $183.8 million, or 26% lower than oil and gas revenues of $249.0 million for the same period in 1997. This decrease is primarily due to lower realized oil prices in 1998, which were partially offset by increased production and higher gas prices during the period.

Gas plant revenues of $2.0 million and $13.8 million are reflected in the nine months ended September 30, 1998 and 1997, respectively. The 85% decrease in revenues is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Gain on sale of assets for the nine months ended September 30, 1998 was $5.8 million. This gain on sale of assets includes a $4.1 million gain on the sale of the Company's interest in the Sansinena field in California in the third quarter and a $1.7 million gain on the sale of the Company's interest in the Coke field in Chapel Hill, Texas in the

                             NUEVO ENERGY COMPANY
   ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


first quarter. Gain on sale of assets (net) for the nine months ended September 30, 1997 was $2.1 million. This net gain includes: a gain of $1.4 million on the sale of the Company's interest in Second Bayou, Weeks Island, Louisiana, a $2.3 million gain on the sale of the Company's interest in the Benedum Plant System, and a $1.6 million loss on the sale of the Company's interest in the South Timbalier field.

Expenses

Lease operating expenses for the nine months ended September 30, 1998 totaled $99.8 million, compared to $88.1 million for the same period in 1997. This 13% increase is primarily due to an increase in workovers of $8.3 million in the first nine months of 1998 as compared to the same period in 1997, as well as poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs and contributed to decreased production. Lease operating expenses per BOE were $5.47 in the first nine months of 1998, compared to $4.98 in the same period in 1997.

Plant operating expenses of $2.3 million are reflected in the nine months ended September 30, 1998 as compared to $12.5 million for the nine months ended September 30, 1997. The 82% decrease in gas plant expenses is due to the sale of the Company's interest in the Benedum Plant System during the second quarter of 1997.

Exploration costs, including G&G costs, dry hole costs and delay rentals, were $16.0 million and $5.7 million for the nine months ended September 30, 1998 and 1997, respectively. Exploration costs for the nine months ended September 30, 1998 included: $10.2 million of dry hole costs ($7.0 of which relates to exploration activity in Ghana), $4.6 million of G&G costs, $0.6 million of delay rentals and $0.6 million of other exploration costs. Exploration costs for the nine months ended September 30, 1997 included $4.8 million of dry hole costs, $0.6 million of G&G costs and $0.3 million of delay rentals and screening costs.

Depreciation, depletion and amortization of $66.8 million for the nine months ended September 30, 1998 reflects a decrease of 12% from $76.3 million in the same period in 1997, due primarily to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as the reclassification of the East Texas oil and gas properties to assets held for sale as of July 1, 1998.

General and administrative expenses, along with outsourcing fees, decreased 4% to $22.7 million for the nine months ended September 30, 1998, from $23.7 million for the same period in 1997. This decrease is primarily due to the $1.7 million severance expense incurred in the third quarter of 1997 associated with the resignation of the Company's president and chief executive officer, offset in part by non-recurring costs incurred in the first nine months of 1998 associated with outside engineering costs and third-party consulting studies associated with the re-negotiation of the Company's outsourcing agreements.

Interest expense increased to $23.3 million for the nine months ended September 30, 1998 from $20.6 million in the same period of 1997. This 13% increase is primarily the result of additional borrowings under the Company's credit facility and the issuance in June 1998 of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008.

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

Net (Loss) Income

A net loss of $25.4 million, ($1.29) per common share - basic and diluted, resulted for the nine months ended September 30, 1998, as compared to net income of $17.9 million, $0.90 per common share - basic and $0.87 per common share - diluted, in the same period in 1997.

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

                    None.

ITEM 5.  OTHER INFORMATION

                    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    10. Material Contracts
                        10.1  Employment agreement with Michael P. Darden.

                    27. Financial Data Schedule

                    Reports on Form 8-K.

                    1.   None.

                             NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                         (Registrant)



Date:  November 13, 1998            By: /s/  Douglas L. Foshee
       -----------------               ----------------------------
                                       Douglas L. Foshee
                                       Chairman, President and Chief Executive
                                       Officer


Date:  November 13, 1998            By: /s/ Robert M. King
       -----------------               ---------------------------
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer