Form 10-K405
period 1998-12-31
NUEVO ENERGY CO
filed 1999-03-31
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________

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

       Title of each class                           Name of each exchange on which registered
Common Stock, par value $.01 per share                       New York Stock Exchange
$2.875 Term Convertible Securities, Series A                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999, was approximately $215,855,515.

As of March 15, 1999, the number of outstanding shares of the registrant's common stock was 19,848,783.

Documents Incorporated by Reference:

Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1998, are incorporated by reference into Part III.

                             NUEVO ENERGY COMPANY
                             --------------------

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS



                                                                                                    PAGE
                                                                                                   NUMBER

PART I

   Item 1.    Business...........................................................................    2
   Item 2.    Properties.........................................................................   12
   Item 3.    Legal Proceedings..................................................................   20
   Item 4.    Submission of Matters to a Vote of Security Holders................................   20

PART II
   Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters..................................................   21
   Item 6.    Selected Financial Data............................................................   23
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................   24
   Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.........................   38
   Item 8.    Financial Statements and Supplementary Data........................................   40
   Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..............................................   75

PART III
   Item 10.   Directors and Executive Officers of the Registrant.................................   75
   Item 11.   Executive Compensation.............................................................   75
   Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................   75
   Item 13.   Certain Relationships and Related Transactions.....................................   75

PART IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................   75

              Signatures

                             NUEVO ENERGY COMPANY
                             --------------------


                                    PART I
                                    ------

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward looking statements. The Company can give no assurances that the assumptions upon which such forward looking statements are based will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth throughout this document. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

ITEM 1. BUSINESS
----------------

General
-------

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

     The Company accumulates oil and gas reserves through the drilling of exploratory wells on acreage owned by or leased to the Company, or through the purchase of reserves from others. The Company maximizes production from these reserves through the drilling of developmental wells and through other exploitative techniques. The Company also owns and operates gas plants and other facilities, which are ancillary to the primary business of producing oil and natural gas. The Company also owns certain adjacent surface real estate parcels that are candidates for sale and/or development in future years.

Oil and Gas Activities
----------------------

     Since its inception in 1990, Nuevo has grown and diversified its operations through a series of contrarian acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its inventory of exploitation and exploration projects in its core areas of operation which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs on acquired properties from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, producing properties which have significant potential for further exploration, exploitation and development; and a capital structure supportive of a growing investment program and future acquisitions. During the five years ended December 31,

                             NUEVO ENERGY COMPANY
                             --------------------


1998, the Company invested $567.7 million in 16 acquisitions that added estimated net proved reserves of 190.0 million barrels ("MMBBLS") of oil and
187.6 billion cubic feet ("BCF") of natural gas and replaced 375% of its production at an average cost of $3.53 per barrel of oil equivalent ("BOE"). As a result, the Company's estimated net proved equivalent reserves have increased by approximately 376% since 1994.

Domestic Operations
-------------------

     As of December 31, 1998, the Company's estimated net U.S. proved reserves totaled 231.5 million barrels of oil equivalent ("MMBOE") or 90% of Nuevo's total proved reserve base. During 1998, the Company's domestic production was
22.8 MMBOE, or 94% of total production.

WEST:

     The majority of the Company's domestic properties are located in the state of California, where the Company operates from district offices in Bakersfield and Santa Maria. The Company's properties in California are categorized by district as either Bakersfield, Pacific Onshore or Pacific Offshore.

     Nuevo's Bakersfield district operations encompass an estimated net proved reserve base of 107.8 MMBOE as of December 31, 1998, and produced 8.7 MMBOE in 1998. Bakersfield district properties include the Company's interests in the Cymric, Midway-Sunset and Belridge oil fields in the Western San Joaquin Basin in Kern County, California, and in the Coalinga gas field in the North San Joaquin Valley. The Company's Bakersfield properties utilize thermal operations to maximize current production and the ultimate recovery of reserves. The Company owns an average 100% working interest (87% net revenue) in its properties in the Cymric field and the entire working interest and an average net revenue interest of approximately 97% in its properties in the Midway-Sunset field. Production is from two zones in the Cymric field, the Tulare formation and the Antelope Shale. The Midway-Sunset field produces from five zones with the Potter Sand and the thermal Diatomite accounting for the majority of the total production. The productive zones of the Belridge field above 2,000 feet in which the Company owns royalty interest are operated by another independent energy company. The remaining deeper zones of the Belridge field are operated and owned by the Company in fee with 100% working and net revenue interests.
The Coalinga gas field is operated by Texaco and the Company owns an average 27% working interest (24% net revenue). Production is from the Gatchell formation.

     Nuevo's Pacific Onshore district operations encompass an estimated net proved reserve base of 41.0 MMBOE as of December 31, 1998, and produced 3.0 MMBOE in 1998. Los Angeles district properties include the Company's interests in the Brea Olinda oil field in northern Orange County, and in the Huntington Beach and Belmont oil fields in the federal OCS leases, offshore Long Beach. The Company operates three fee properties in the Brea Olinda field with a 100% working and 90% net revenue interest. The Company also has royalty interests in additional wells in the Brea Olinda field. Brea Olinda production is from multiple-pay zones in the Miocene and Pliocene sandstones at depths up to 6,500 feet.

     Nuevo's Pacific Offshore district operations encompass an estimated net proved reserve base of 23.8 MMBOE as of December 31, 1998, and resulted in production of 7.0 MMBOE in 1998. Santa Maria district properties include the Company's interests in the Point Pedernales, Dos Cuadras and Santa Clara oil fields in federal OCS leases, offshore Santa Barbara and Ventura Counties, and in a number of smaller onshore oil fields in Santa Barbara and Ventura Counties. The Company acquired a 12% working interest (10% net revenue) in the Point Pedernales field in July 1994 and an additional 68% working interest (57% net revenue) in the field as part of the acquisition of the California properties from Torch Energy Advisors Incorporated ("Torch") in 1996. (See Note 3 to the Notes to Consolidated Financial Statements). The Point Pedernales field is operated by the Company, and is located 3.5 miles offshore Santa Barbara County, California, in federal waters. Production is from the Monterey Shale at depths from 3,500-5,150 feet. The Dos Cuadras field is located offshore five and one-half miles from Santa Barbara in the Santa Barbara Channel. The Company operates three platforms with a 25% working interest (20.8% net revenue) and another platform with a 67.5% working interest (56.3% net revenue).

                             NUEVO ENERGY COMPANY
                             --------------------

EAST:

     The Company also has properties located in East Texas (see next paragraph regarding sale) and the onshore Gulf Coast region, which are operated from the Company's headquarters in Houston. Nuevo's Houston district operations encompass an estimated net proved reserve base of 58.9 MMBOE as of December 31, 1998, and produced 4.0 MMBOE in 1998. Houston district properties include the Company's interests in the Oak Hill and Chapel Hill gas fields in Rusk and Panola Counties of Texas; in the Giddings gas field in Grimes County, Texas; in the Weeks Island oil field in Iberia Parish, Louisiana; and in the North Frisco City oil field in Monroe County, Alabama. The Oak Hill field is located in Rusk County, Texas, and produces from the Cotton Valley reservoir and has long-lived natural gas reserves. The Company has an average 90% working interest (71% net revenue) in these wells. In 1996, the Company acquired an average 60% working interest (46% net revenue) in 11 East Texas fields in the Chapel Hill area.
(See Note 3 to the Notes to Consolidated Financial Statements). Additionally, 2,529 net mineral acres were acquired. The Company owns an approximate 68% working interest (54% net revenue) in the Weeks Island field. The North Frisco City field is Company-operated. Nuevo owns approximately a 22% working interest (16% net revenue).

     On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted purchase price of $192.0 million (see Note 4 to the Notes to Consolidated Financial Statements). A $5.2 million gain on settled hedge transactions was realized in connection with closing of this sale in 1999. The effective date of the sale is July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 BCF of natural gas equivalent at January 1, 1999.

     The Company continues to create value through domestic oil and gas development projects. The Company initiates workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 900 domestic exploitation projects on existing properties, with a West Texas Intermediate ("WTI") crude price of $12.00 per barrel of oil ("BBL"). At a WTI price of $18.50 per BBL, the Company has identified in excess of 1,400 domestic exploitation projects on existing properties. Capital expenditures for domestic exploitation projects totaled $104.6 million in 1998 and are budgeted at approximately $32.0 million in 1999. This decrease in budgeted capital expenditures from 1998 to 1999 is attributable to the current low oil price environment. Examples of current or planned projects include the continuation of horizontal drilling in the Bakersfield district and expansion of the waterflood project at Huntington Beach.

     The Company also has an exploration program targeting high-potential reserve opportunities in California. The Company seeks to reduce the risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys and computer aided exploration ("CAEX") techniques, and by participating with experienced industry partners. The Company's exploration program resulted in eight successful wells out of 14 drilled in 1998. The Company's most significant domestic discoveries in 1998 were: (i) four successful wells at Four Isle Dome in Louisiana, which helped increase net production from 0.6 MMCFPD and 35 BOPD at the beginning of 1998 to 7.9 MMCFPD and 170 BOPD at the end of 1998; (ii) two successful wells at Weeks Island, Louisiana, which each resulted in completions producing in excess of 700 BOPD; and (iii) successful extension to the south and east at the Monument Junction reservoir in the Cymric Field in California.

     Capital expenditures for domestic exploration activity totaled $26.7 million in 1998 and are budgeted at approximately $5.6 million in 1999.

International Operations
------------------------

     As of December 31, 1998, the Company's estimated international net proved reserves totaled 25.8 MMBOE, or 10% of Nuevo's total proved reserve base. During 1998, the Company's international production was 1.5 MMBOE, or 6% of Nuevo's total production.

                             NUEVO ENERGY COMPANY
                             --------------------

     The Company's international reserves and production consist of a 50% working interest (37.5% average net revenue) in the Yombo and Masseko oil fields located in the Marine I Permit offshore the Republic of Congo in West Africa ("Congo"). Estimated net proved reserves of the Yombo and Masseko oil fields as of December 31, 1998 were 25.8 MMBOE, and production during 1998 totaled 1.5 MMBOE, all from the Yombo field. In 1998, revenues relating to production from the Congo accounted for approximately 7% of the total oil and gas revenues for the Company. The properties are located 27 miles offshore in approximately 370 feet of water. The Company also owns an interest in a converted super tanker with storage capacity of over one million barrels of oil for use as a floating production, storage and off loading vessel ("FPSO"). The Company's production is converted on the FPSO to No. 6 fuel oil with less than 0.3% sulfur content.

     In December 1998, the Company temporarily abandoned the Chott Fejaj #3 wildcat well in Tunisia, North Africa. The Company owns a 17.5% ownership interest in the well. Based on the Company's evaluation of the initial test results on this well, the Company determined to expense the $1.8 million of costs incurred as dry hole costs in 1998.

     In September 1998, the Company plugged and abandoned its first well in the East Cape Three Points prospect offshore the Republic of Ghana in West Africa ("Ghana") due to the lack of commercial quantities of reserves. Dry hole costs and geological and geophysical costs for this well (net to the Company) were $7.3 million and $1.6 million, respectively, in 1998.

     In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisition added 3.4 MMBOE to the Company's reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

     During 1996, the Company drilled a successful exploration well, the B-14, to the Lower Sendji formation in the Yombo field. This well is completed in half of the 236 feet of net pay and has produced over 1,100 gross MBOE as of December 31, 1998. Additionally, the Company initiated a waterflood project to enhance production from existing Upper Sendji and Tchala zones in 1997.

     The Company's 1999 international exploration budget of approximately $8.0
million includes seismic evaluation and data acquisition.   International
development plans for 1999 include the continuation of the Company's drilling program in the Congo and are budgeted at approximately $7.0 million.

     In March 1997, Nuevo Ghana, Inc., ("Nuevo Ghana"), a wholly-owned subsidiary of the Company, signed a petroleum agreement with the Republic of Ghana and the Ghana National Petroleum Corporation, ("GNPC"), for petroleum rights covering approximately 1.7 million acres offshore Ghana in the East Cape Three Points prospect area. The Company is the operator with a 75% working interest, and a third party holds the remaining 25% working interest.

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

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive

                             NUEVO ENERGY COMPANY
                             --------------------


jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by the Overseas Private Investment Corporation ("OPIC"). See "Risk Factors".

Gas Plant and Other Facilities
------------------------------

     The Company has owned and operated gas plants and other facilities, most of which have been ancillary to the primary business of producing oil and natural gas.

     The Company owns three gas plants in California that are strategic assets for the Company's oil and gas activities in California. The Stearns Gas Plant is located in the Brea Olinda field and was processing 3.0 MMCFD at December 31, 1998. The Santa Clara Valley Gas Plant serves the Torrey field located east of Ventura, California and was processing 9.2 MMCFD at December 31, 1998. The HS&P Gas Plant became operational in September 1997 and is used to process gas production from the Point Pedernales field. At December 31, 1998, the HS&P Gas Plant was processing 2.6 MMCFD.

     In addition to the gas plants that process Company production, Nuevo has owned certain non-core gas gathering, pipeline and storage assets. In December 1997, the Company announced its intention to dispose of these non-core assets during 1998. Such assets include: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value, an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximately carrying value, and the Illini pipeline. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company entered into a sale agreement during 1998 to sell the Illini pipeline to a third party. Such sale is currently pending and awaiting regulatory approval. The Company's results of operations for the year ended December 31, 1998, included the operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated during 1998. The Company will retain its California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

     On May 2, 1997, the Company sold its 95% interest in the NuStar Joint Venture, which owned an interest in the Benedum natural gas processing plant, and an interest in certain related assets and natural gas gathering systems located in West Texas. The Company recognized a $2.3 million gain on this sale, which was effective January 1, 1997.

Real Estate
-----------

     In April 1996, along with its acquisition of certain California upstream oil and gas properties from Union Oil Company of California ("Unocal") (see "Acquisitions and Divestitures"), the Company acquired tracts of land in Orange and Santa Barbara Counties in California, two office buildings, one in Ventura County and one in Santa Barbara County, and nearly 16,000 acres of agricultural property in the central valley of California. As of December 31, 1998, there was $51.0 million allocated to land. The office buildings are included in other facilities at December 31, 1998.

     Consistent with Nuevo's proactive asset management strategy, the Company plans to sell certain of its surface real estate assets in Orange County in 1999. With land values rising in California, the Company expects to monetize a significant portion of its California real estate portfolio to help fund its 1999 capital program.

     The surface fee in Orange county lies within the sphere of influence of the city of Brea, which is in north Orange County and includes three fee parcels, the Stearns Fee, the Stearns Columbia Fee and Naranjal "B" Fee. These are contiguous parcels with gross development potential of 764 acres. The Company allocated $26.3 million

                             NUEVO ENERGY COMPANY
                             --------------------

in book value from the Unocal Properties purchase price to this surface fee. Plans are being formulated in relation to the tract of land in Santa Barbara County.

     One of the two office buildings acquired from Unocal currently houses Nuevo and Torch employees in the district office in Santa Maria.

     The agricultural land, primarily in Kings County, Fresno County and Kern County, has surface leases for grazing or farming use, which are compatible with the production of oil.

Acquisitions and Divestitures of Oil and Gas Properties
-------------------------------------------------------

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

     On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted purchase price of $192.0 million. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale is July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 BCF of natural equivalent at January 1, 1999.

     In April 1998, the Company acquired a third party's interest in the Yombo field in the Congo for $7.8 million. Such acquisitions added 3.4 MMBOE to the Company's reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

     In April 1996, the Company acquired certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") from Unocal and certain California oil properties ("Point Pedernales Properties" and, together with the Unocal Properties, the "California Properties") from Torch and certain of its wholly-owned subsidiaries for a combined net purchase price of $525.9 million, plus a contingent payment based on future realized oil prices. The California Properties consisted of 52 fields with approximately 2,200 active wells, and estimated net proved reserves as of December 31, 1998 of 172.6 MMBOE. During 1998, the California Properties constituted 77% of the Company's total oil and natural gas production on a barrel of oil equivalent basis. Since acquiring the California Properties, the Company has spent approximately $240.0 million to complete over 400 exploitation and development projects.

Industry Segment Information
----------------------------

     For industry segment data (including foreign operations), see Note 13 to the Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY
                             --------------------

Markets
-------

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

     Properties characterized by the production of San Joaquin Valley heavy oil (defined herein as those fields which produce primarily 15 (degrees) API quality crude oil or heavier through thermal operations) constituted 28% of the Company's total 1998 output.

     In addition, properties which produce primarily other grades of relatively heavy oil (generally, 19 (degrees) API or heavier but produced through non-thermal operations) constituted 2% of the Company's total 1998 output.

     The market for California heavy oil differs from the established market indices for oil elsewhere in the U.S., due principally to the higher transportation and refining costs associated with heavy oil.

     The Company's Yombo Field production in its Marine I Permit offshore the Congo produces a relatively heavy crude oil (16-20 (degrees) API gravity) which is processed into a low-sulfur No. 6 fuel oil product for sale to worldwide markets. Production from this property constituted 6% of the Company's total 1998 output. The market for residual fuel oil differs from the markets for WTI and other benchmark crudes due to its primary use as an industrial or utility fuel versus the higher value transportation fuel component, which is produced from refining most grades of crude oil.

     Sales to Tosco, formerly Unocal, accounted for 60%, 62% and 52% of 1998, 1997 and 1996 oil and gas revenues, respectively. Also in 1998, sales to Torch Energy L.L.C. accounted for 10% of total 1998 oil and gas revenues. The loss of any single significant customer or contract could have a material adverse short-term effect on the Company; however, management of the Company does not believe that the loss of any single significant customer or contract would materially affect its business in the long-term.

     Under the terms of a $30.0 million volumetric production payment, the Company was committed to deliver 10.7 BCF of natural gas through December 1998. As of December 31, 1998, the Company had fulfilled its obligation under this commitment. (See Note 5 of the Notes to Consolidated Financial Statements). There are no other significant delivery commitments, and substantially all of the Company's oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. The Company from time to time may enter into crude oil and natural gas price swaps or other similar transactions to hedge its exposure to price fluctuations.

Regulation
----------

     Oil and Gas Regulation

     The availability of a ready market for oil and gas production depends upon numerous factors beyond the Company's control. These factors include state and Federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the

                             NUEVO ENERGY COMPANY
                             --------------------

areas in which the Company may conduct operations. State and Federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various Federal, state and local agencies.

     The Company's sales of natural gas are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

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

     The Company may generate wastes, including hazardous wastes that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazadous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

                             NUEVO ENERGY COMPANY
                             --------------------


     Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a facility and persons that disposed of or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA's definition of "hazardous substances". The Company may also be an owner of facilities on which "hazardous substances" have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such wastes have been released. Neither the Company nor, to its knowledge, its Predecessor Partnerships has been named a potentially responsible person under CERCLA nor does the Company know of any prior owners or operators of its properties that are named as potentially responsible parties related to their ownership or operation of such property.

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

                             NUEVO ENERGY COMPANY
                             --------------------

Competition
-----------

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

Personnel
---------

     At December 31, 1998, the Company employed 58 full time employees who represent the executive officers and key operating, exploration, financial and accounting management. The Company outsources certain administrative and operational functions to Torch, which maintains a large technical, operating, accounting and administrative staff. Pursuant to an agreement with Torch (the "Torch Agreement"), Torch administered certain business activities of the Company for a monthly fee based on a fixed percentage of operating cash flow and total assets (as defined) during 1998. (See Note 6 to the Notes to Consolidated Financial Statements). The combined personnel of Torch and the Company consisted of 861 employees at December 31, 1998.

                             NUEVO ENERGY COMPANY
                             --------------------

ITEM 2.  PROPERTIES
-------------------

Reserves, Productive Wells, Acreage and Production
--------------------------------------------------

     The Company holds interests in oil and gas wells located in the United States and West Africa. The Company's principal developed properties are located in California, Texas, Louisiana, Alabama, and Congo, West Africa; undeveloped acreage (see next page for detail) is located primarily in California, Texas, Nevada, Mississippi, Congo and Ghana. Estimated proved oil and gas reserves at December 31, 1998 decreased approximately 12% since December 31, 1997, primarily as a result of lower oil prices. (See Note 16 to the Notes to Consolidated Financial Statements). The Company has not filed any different oil or gas reserve information with any foreign government or other Federal authority or agency.

     The following table sets forth certain information, as of December 31, 1998, which relates to the Company's principal oil and gas properties:

                                               Net Proved Reserves
                                                December 31, 1998                1998 Production           PV-10**
                                        ------------------------------    ---------------------------    ----------
                                          Oil*        Gas                  Oil*       Gas
                               Gross    (Mbbls)     (Mmcf)       MBOE     (Mbbls)    (Mmcf)     MBOE
                               Wells    -------     ------      ------    -------    ------     -----
                               -----
U.S. PROPERTIES
California Fields
-----------------
  Cymric....................     498     49,902       5,768     50,863     3,905      1,604     4,172    $  64,938
  Midway-Sunset.............     492     42,085          --     42,085     2,900         --     2,900       23,603
  Brea Olinda...............     222     32,561      20,749     36,019       826        136       849       35,109
  Point Pedernales..........      10     10,016       5,618     10,953     2,385        990     2,550        1,129
  Belridge..................     434     11,920       1,026     12,091       608        198       641       17,570
  Huntington Beach..........      20      7,194         766      7,322       753         77       766       10,094
  Santa Clara...............      29      2,542       2,059      2,885       940        649     1,048       (8,135)
  Bardsdale.................       7      1,146       1,355      1,372       387        800       520        4,290
  South Mountain............      77      1,393       1,351      1,618       202        251       244          546
  Other.....................     456      3,314      24,395      7,380     3,534      9,000     5,034      (29,075)
                             -------    -------     -------    -------   -------    -------   -------    ---------
    Total California Fields.   2,245    162,073      63,087    172,588    16,440     13,705    18,724      120,069
                             -------    -------     -------    -------   -------    -------   -------    ---------
Other U.S. Fields
-----------------
  Oak Hill, Texas...........     349        418     303,468     50,996        33     11,451     1,941      125,271
  Carthage, Texas...........      52        139      13,861      2,449        10        854       152        6,073
  Giddings, Texas...........      12         13       6,334      1,069        13      3,162       540        7,302
  Other.....................     163      1,657      16,506      4,407       849      3,349     1,408       19,248
                             -------    -------     -------    -------   -------    -------   -------    ---------
    Total U.S. Properties...   2,821    164,300     403,256    231,509    17,345     32,521    22,765      277,963
                             -------    -------     -------    -------   -------    -------   -------    ---------

FOREIGN PROPERTIES
  Yombo, Congo..............      31     18,193          --     18,193     1,461         --     1,461       31,163
  Masseko, Congo............      --      7,648          --      7,648        --         --        --       (9,193)
                             -------    -------     -------    -------   -------    -------   -------    ---------
    Total Foreign Properties      31     25,841          --     25,841     1,461         --     1,461       21,970
                             -------    -------     -------    -------   -------    -------   -------    ---------

TOTAL PROPERTIES               2,852    190,141     403,256    257,350    18,806     32,521    24,226      299,933
                             =======    =======     =======    =======   =======    =======   =======    =========

Less:  East Texas Assets
    Held for Sale...........    (509)      (759)   (324,471)   (54,837)      (88)   (13,050)   (2,263)    (135,169)
                             -------    -------     -------    -------   -------    -------   -------    ---------

PRO FORMA TOTAL, NET OF
    E. TEXAS ASSETS.........   2,343    189,382      78,785    202,513    18,718     19,471    21,963    $ 164,764
                             =======    =======     =======    =======   =======    =======   =======    =========

-------------------

*       includes natural gas liquids
**      pre-tax

                             NUEVO ENERGY COMPANY
                             --------------------

     The summary of SEC reserves, which is presented on the previous page, is computed based on realized prices at December 31, 1998, held constant over time (see Note 16 to the Notes to Consolidated Financial Statements). Management believes that the following reserve information, which reflects escalated commodity pricing, is more consistent with the belief that the current low oil and gas prices will revert to long-term historical averages. The following table sets forth the escalated reserve information, as of December 31, 1998:

                                               Net Proved Reserves (Escalated Case)
                                                        December 31, 1998                    PV-10**
                                             --------------------------------------          -------
                                               Oil*           Gas
                                             (Mbbls)         (Mmcf)           MBOE
                                             -------         ------          ------
U.S. PROPERTIES
California Fields
-----------------
  Cymric...............................         54,285          5,805           55,252        $178,438
  Midway-Sunset........................         43,765             --           43,765         117,839
  Brea Olinda..........................         33,229         21,257           36,772          86,149
  Point Pedernales.....................         13,009          7,543           14,266          22,372
  Belridge.............................         12,444          1,033           12,616          56,993
  Huntington Beach.....................         11,199          1,193           11,398          41,872
  Santa Clara..........................         18,445         30,976           23,608          41,316
  Bardsdale............................          1,206          1,417            1,442           8,072
  South Mountain.......................          4,294          4,363            5,021           4,148
  Other................................         35,433         44,640           42,873          71,561
                                               -------        -------          -------        --------
    Total California Fields.............       227,309        118,227          247,013         628,760
                                               -------        -------          -------        --------
Other U.S. Fields
-----------------
  East Texas............................           833        325,200           55,033         137,400
  Giddings, Texas.......................            14          6,334            1,070           7,336
  Other.................................         1,515          9,435            3,088          18,753
                                               -------        -------          -------        --------
    Total U.S. Properties...............       229,671        459,196          306,204         792,249
                                               -------        -------          -------        --------

FOREIGN PROPERTIES
 Yombo, Congo...........................        17,733             --           17,733          78,067
 Masseko, Congo.........................         7,515             --            7,515          11,966
                                               -------        -------          -------        --------
    Total Foreign Properties                    25,248             --           25,248          90,033
                                               -------        -------          -------        --------

TOTAL PROPERTIES                               254,919        459,196          331,452        $882,282
                                               =======        =======          =======        ========

Less:  East Texas Assets
    Held for Sale.......................          (833)      (325,200)         (55,033)       (137,400)
                                               -------        -------          -------        --------

PRO FORMA TOTAL, NET OF EAST
    TEXAS ASSETS........................       254,086        133,996          276,419        $744,882
                                               =======        =======          =======        ========

---------------------
*      includes natural gas liquids
**     pre-tax


Acreage
-------

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1998. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A "net acre" is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                             NUEVO ENERGY COMPANY
                             --------------------

                                                  Gross                 Net
                                               ----------            ----------
        Developed Acreage                         284,158               138,566
        Undeveloped Acreage                     4,835,338             4,161,276
                                               ----------            ----------
          Total                                 5,119,496             4,299,842
                                               ==========            ==========

The following table sets forth the Company's undeveloped acreage as of December 31, 1998:

                                                  Gross                 Net
                                               ----------            ----------
        California                                320,173               139,702
        Texas                                      44,854                14,732
        Nevada                                      1,268                   158
        Mississippi                                13,900                 4,194
        Congo, West Africa:
          Marine 1 Permit                          38,000                19,000
        Ghana, West Africa:
          East Cape Three Points                1,700,000             1,275,000
          Accra-Keta                            2,700,000             2,700,000
        Other                                      17,143                 8,490
                                               ----------            ----------
          Total                                 4,835,338             4,161,276
                                               ==========            ==========

Productive Wells
----------------

     The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1998. Productive wells are producing wells and wells capable of production.

                                                  Gross                 Net
                                               ----------            ----------

        Oil Wells                                  2,500                  2,122
        Gas Wells                                    352                    139
                                               ----------            ----------
          Total                                    2,852                  2,261
                                               ==========            ==========

Production
----------

     The Company's principal production volumes for the year ended December 31, 1998, were from the states of California, Texas, Alabama, Louisiana, and from the Congo.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appears in Note 16 to the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities
----------------------------------------

     During the three year period ended December 31, 1998, the Company's principal drilling activities occurred in the continental United States and offshore in state and Federal waters, and offshore the Congo in West Africa.

     The Company believes that its demonstrated ability to reduce operating costs to levels well below those of the larger oil and gas companies from which acquisitions have been made allows it to compete successfully in an industry characterized by fluctuating commodity prices.

                             NUEVO ENERGY COMPANY
                             --------------------

     Between the date of the California Properties acquisition, April 9, 1996, and the end of 1998, the Company drilled 225 wells in the Cymric field in central California, which contained 20% of the Company's total estimated net proved equivalent reserves at December 31, 1998, and anticipates drilling approximately 10 wells during 1999. In the Midway-Sunset field in central California, which contained 16% of the total estimated net proved equivalent reserves at December 31, 1998, the Company drilled 33 wells during 1998, and plans to drill approximately 10 wells in 1999.

     In the Oak Hill field in Rusk County, Texas, the Company drilled 54 wells since July 1996. The Company sold its interest in the Oak Hill field on January 6, 1999. Net proved reserves from this field represented 20% of the Company's total estimated net proved equivalent reserves at December 31, 1998.

     In 1996, the Company sold 177 producing wells and the majority of its undeveloped acreage in the Giddings field and East Texas Austin Chalk formation for $27.3 million. The Company retained ownership of several wells and surrounding acreage in the Turkey Creek prospect area of the Austin Chalk trend. The Company drilled one well in 1998, five wells in 1997, and three wells in 1996 in this area.

     In 1997, the Company drilled an exploration well to evaluate the Lower Sendji and subsalt sections underlying the Masseko structure located several miles to the west of the Yombo field in the Congo, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by the previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being formulated. Other potential exploration features are being evaluated for possible future drilling. Additionally, the Company initiated a waterflood project to enhance production from existing Upper Sendji and Tchala zones. During 1996, the Company completed a six well development drilling program in the Congo and drilled a successful exploration well, the B-14, to the Lower Sendji formation in the Yombo field. This well is completed in half of the 236 feet of net pay and has produced over 1,100 gross MBOE as of December 31, 1998. Plans for 1999 include four shallow infill wells associated with the waterflood implementation.

     The Company's exploration program resulted in eight successful wells out of 14 drilled in 1998. In addition, two wells were being tested at year-end. The Company's most significant discoveries in 1998 were: (i) four successful wells at Four Isle Dome in Louisiana, which helped increase net production from
0.6 MMCFPD and 35 BOPD at the beginning of 1998 to 7.9 MMCFPD and 170 BOPD at the end of 1998; (ii) two successful wells at Weeks Island, Louisiana, which each resulted in completions producing in excess of 700 BOPD; and (iii) successful extension to the south and east at the Monument Junction reservoir in the Cymric Field in California. In 1997, the Company's exploration program resulted in nine successful wells out of 14 drilled. 1997 discoveries included: the Masseko structure offshore Congo, the Monument Junction reservoir in Cymric field, California and Tranquillon Ridge, offshore California. In 1996, the Company's exploration program resulted in six successful wells out of 13 drilled. Discoveries included sections in the Yombo field, Cymric field and at North Riley Ridge in Western Wyoming.

     The Company had six gross (2.65 net) wells in progress at December 31, 1998. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                             NUEVO ENERGY COMPANY
                             --------------------


                                                               Exploratory Wells
                    ----------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                    ----------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes         Total
                        ----------        -----          -----               ----------        -----         -----
        1996                  6              7             13                   3.40           2.09            5.49
        1997                  9              5             14                   6.63           2.33            8.96
        1998                  8              6             14                   4.09           3.58            7.67

                                                               Development Wells
                    ----------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                    ----------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes         Total
                        ----------        -----          -----               ----------        -----         -----
        1996                149              1            150                 125.24           1.00          126.24
        1997                236              1            237                 217.52           1.00          218.52
        1998                155             --            155                 134.43             --          134.43


Gas Plant, Pipelines and Other Facilities
-----------------------------------------

     As of December 31, 1998, the Company owned interests in the following gas plant and pipeline facilities:


                                                                                              1998
                                                                         Capacity          Throughput          Ownership
      Facility            State                 Operator                  MMCFD              MMCFD             Interest
      --------            -----                 --------                 --------          ----------          ---------
Illini Carrier         Illinois       Illini Carrier, L.P.                  50                6.8                100%
Stearns Gas Plant      California     Torch Operating Company                5                3.4                100%
Santa Clara Plant      California     Torch Operating Company               17               10.4                100%
HS&P Gas Plant         California     Torch Operating Company               13                4.9                 80%

     In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets include: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value; an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximate carrying value; and the Illini pipeline. This resulted in a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the current estimated fair value of the Illini pipeline. The Company entered into a sale agreement during 1998 to sell the Illini pipeline to a third party. Such sale is currently pending and awaiting regulatory approval. The Company's results of operations included operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated during 1998. The Company will retain its California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

     On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in the NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The Company recognized a pre-tax gain of $2.3 million on this sale. The effective date of this sale was January 1, 1997.

Risk Factors
------------

Historically Low Oil Prices

     The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing oil and gas prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent

                             NUEVO ENERGY COMPANY
                             --------------------

upon oil and gas prices. During 1998, oil prices were very low compared with prices received for oil historically. These low prices adversely affected the Company's revenues and operating cash flows during 1998, and continued low oil prices will adversely affect the Company in the future.

Volatility of Oil and Gas Prices

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

                             NUEVO ENERGY COMPANY
                             --------------------


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

Operating Risks

     Nuevo's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations. The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.

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

                             NUEVO ENERGY COMPANY
                             --------------------


States, and estimates of reserves attributable to properties located outside the United States, may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges.

Hedging

     The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. In a typical hedging transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty the difference. The Company would be required to pay the counterparty the difference between such prices regardless of whether the Company's production was sufficient to cover the quantities specified in the hedge. In addition, the index used to calculate the floating price in a hedge is frequently not the same as the prices actually received for the production hedged. The difference (referred to as basis differential) may be material, and may reduce the benefit or increase the detriment caused by a particular hedge. There is not an established pricing index for hedges of California heavy crude oil production, and the cash market for heavy oil production in California tends to vary widely from index prices typically used in oil hedges. Consequently, hedging California heavy crude oil is particularly subject to the risks associated with volatile basis differentials.

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

Environmental and Other Regulation

     The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. The Company could incur substantial costs to comply with environmental laws and regulations.

     The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the OPA, could have a material adverse impact on the Company.

                             NUEVO ENERGY COMPANY
                             --------------------


ITEM 3. LEGAL PROCEEDINGS
-------------------------

        The Company has been named as a defendant in the lawsuit Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. currently pending in the 79th Judicial District Court of Brooks County, Texas (the "Lopez Case"). The plaintiffs allege: i) underpayment of royalties and claim damages, on a gross basis against all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest, of $40.8 million, on a gross basis; (iii) $59.7 million (gross) for alleged failure to develop and $20.0 million (gross) for interest in the alleged failure to develop; and iv) numerous other claims, including claims for drainage, breach of the implied covenant to reasonably develop the lease, conversion, fraud, emotional distress, lease termination and exemplary damages, that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

        The Company has been named as defendant in certain other lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties in any litigation. The Company is defending itself vigorously in all such matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                             NUEVO ENERGY COMPANY
                             --------------------



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

        The principal market on which the Company's Common Stock is traded is the New York Stock Exchange (Symbol: NEV). There were approximately 1,342 stockholders of record and approximately 4,002 additional beneficial owners as of March 15, 1999. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates the use of cash flows for expansion of its operations. In addition, certain restrictions contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 8 to the Notes to Consolidated Financial Statements). The high and low recorded prices of the Company's Common Stock during 1998 and 1997 are presented in the following table:

                                                                            Market Price
                                                                    ------------------------------
                                                                      High                 Low
                                                                    ---------            ---------
            Quarter Ended:
            March 31, 1998.......................................    $ 40.56              $ 30.19
            June 30, 1998........................................    $ 37.81              $ 30.25
            September 30, 1998...................................    $ 32.75              $ 15.50
            December 31, 1998....................................    $ 23.50              $  9.94

            March 31, 1997.......................................    $ 57.63              $ 38.38
            June 30, 1997........................................    $ 45.38              $ 34.38
            September 30, 1997...................................    $ 52.63              $ 39.94
            December 31, 1997....................................    $ 49.13              $ 38.00


Treasury Stock Repurchases
--------------------------

        In March 1997, the Board of Directors of the Company authorized the open market repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996. In December 1997, the Board of Directors authorized the open market repurchase of an additional 500,000 shares of Common Stock during 1998, however, no such repurchase occurred during 1998.

Put Options
-----------

        In May 1997, the Company sold put options on its Common Stock to a third party. The options gave the purchaser the right to sell to the Company 500,000 shares of its Common Stock at prices ranging from $40.26 to $41.04 per share through December 31, 1997. The contract gave the Company the choice of net cash, net shares, or physical settlement. Any repurchased shares would have been treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions, which is reflected in additional paid-in capital on the balance sheet. As of December 31, 1997, 400,000 of these options had expired with the Company's share prices above the strike price, and 100,000 of these options were settled on December 31, 1997, for a nominal amount of net cash.

Shareholder Rights Plan
-----------------------

        In March 1997, the Company adopted a Shareholder Rights Plan to protect the Company's shareholders from coercive or unfair takeover tactics. Under the Shareholder Rights Plan, each outstanding share and each share of subsequently issued Common Stock has attached to it one Right. Generally, in the event a person or group

                             NUEVO ENERGY COMPANY
                             --------------------


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

Executive Compensation Plan
---------------------------

        During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period, and the Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. The Plan applies to all executives at a level of Vice-President and above.

                             NUEVO ENERGY COMPANY
                             --------------------


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

        The following selected financial data with respect to the Company should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                   As of and for the Years Ended December 31,
                                      ------------------------------------------------------------------
                                        1998       1997/(4)/       1996/(4)/     1995/(4)/      1994/(4)/
                                      --------     --------       --------       --------       --------
Oil and gas revenues..............    $240,010     $331,973       $279,859       $102,455       $ 79,585
Gas plant revenues................       2,665       14,826         34,802         27,183         28,798
Pipeline and other revenues.......       2,700        5,772          6,774          7,222         10,309
Gain on sale of assets, net.......       5,768        1,372          6,008             --          2,402
Interest and other income.........       1,560        3,335          1,614          1,106            245
                                      --------     --------       --------       --------       --------
  Total revenues..................     252,703      357,278        329,057        137,966        121,339

Total costs and expenses before
  extraordinary item (including
  income taxes and minority
  interest)/(3)/..................     346,975      367,954        294,779        133,834        125,765
Extraordinary loss on early
  extinguishment of debt..........          --        3,024             --             --             --
                                      --------     --------       --------       --------       --------
Net (loss) income/(1) (5)/........    $(94,272)    $(13,700)      $ 34,278       $  4,132       $ (4,426)
                                      ========     ========       ========       ========       ========
Net (loss) income attributable to
  Common stockholders.............    $(94,272)    $(13,700)      $ 33,339       $  2,660       $ (6,176)
(Loss) earnings per Common
  Share - Basic/(2)/..............    $  (4.76)    $  (0.69)      $   1.99       $   0.24       $  (0.57)
(Loss) earnings per Common
  share - Diluted/(2)/............    $  (4.76)    $  (0.69)      $   1.84       $   0.23       $  (0.57)
Total Assets......................    $817,685     $804,286       $817,643       $262,359       $272,444

Long-term debt, net of current
  maturities......................    $419,150     $305,940       $287,038       $113,032       $118,219

(1) No Common Stock dividends have been declared since the formation of the Company. See Note 8 to the Notes to Consolidated Financial Statements concerning restrictions on the payment of Common Stock dividends.

(2) Retroactively restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". (See Note 2 to the Notes to Consolidated Financial Statements).

(3) Results for the years ended 1998 and 1997 include impairments of oil and gas properties of $68.9 million and $30.0 million, respectively, and (revision to) provision for impairment on assets held for sale of ($3.7) million and $23.9 million, respectively.

(4) Retroactively restated to reflect the Company's January 1, 1998 conversion from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. (See Note 2 to the Notes to Consolidated Financial Statements).

(5) The year ended December 31, 1996, includes activity of the California Properties from the date of acquisition (April 9, 1996).

                             NUEVO ENERGY COMPANY
                             --------------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview
--------

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

     Nuevo is an independent energy company. Since its inception in 1990, Nuevo has grown and diversified its operations through a series of contrarian acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its large inventory of exploitation and exploration projects in its core areas of operation, which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, producing properties which have significant potential for further exploration, exploitation and development; and a capital structure supportive of a growing investment program and future acquisitions.

     The Company's results of operations have been significantly affected by fluctuations in oil and gas prices. The Company's success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities have also significantly affected the Company's results. The following table reflects the Company's oil and gas production and its average oil and gas prices (inclusive of crude oil and natural gas price swaps), by oil and gas segment and in total, for the periods presented:

                                                                    Year Ended December 31,
                                                         ---------------------------------------------
        PRODUCTION:                                        1998               1997               1996
                                                         -------            -------            -------
         Oil (MBBLS):
           East.....................................         838                878              1,375
           West.....................................      16,284             14,694             10,256
           Foreign..................................       1,461              1,555              1,420
                                                         -------            -------            -------
           Total....................................      18,583             17,127             13,051
                                                         =======            =======            =======
         Natural gas (MMCF):
           East.....................................      18,816             20,831             22,232
           West.....................................      13,705             14,794             12,543
                                                         -------            -------            -------
           Total....................................      32,521             35,625             34,775
                                                         =======            =======            =======
         Natural gas liquids (MBBLS):
           East.....................................          67                 76                 68
           West.....................................         156                206                225
                                                         -------            -------            -------
           Total....................................         223                282                293
                                                         =======            =======            =======

                             NUEVO ENERGY COMPANY
                             --------------------

                                                                                Year Ended December 31,
                                                                  ---------------------------------------------
          AVERAGE SALES PRICE:                                      1998              1997               1996
                                                                  --------          --------           --------
           Oil (per barrel):
                East.....................................          $ 12.63           $ 18.95            $ 20.39
                West.....................................          $  8.98           $ 14.73            $ 15.53
                Foreign..................................          $ 10.82           $ 14.66            $ 14.56
                Total....................................          $  9.25           $ 14.86            $ 15.84
           Natural gas (per MCF):
                East.....................................          $  1.80           $  2.08            $  2.13
                West.....................................          $  2.21           $  2.06            $  1.79
                Total....................................          $  2.00           $  2.06            $  2.08

          AVERAGE UNIT PRODUCTION COST PER EQUIVALENT
           BARREL (6 MCF EQUAL 1 BARREL):
                East.....................................          $  2.88           $  2.71            $  2.73
                West.....................................          $  5.94           $  5.53            $  5.41
                Foreign..................................          $  8.14           $  7.70            $  7.71
                Total....................................          $  5.56           $  5.14            $  4.86

     Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, all prior year financial statements have been restated to conform to successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $64.1 million, primarily attributable to a decrease in net property and equipment and the deferred tax liability of $99.2 million and $38.0 million, respectively. The change in accounting method resulted in a decrease in net income of $32.5 million ($1.64 per share - basic and diluted) and $0.4 million ($0.02 per share - basic and diluted) during 1997 and 1996, respectively. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

     Under the successful efforts method of accounting, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. When a proved property is sold, ceases to produce or is abandoned, a gain or loss is recognized. When an entire interest in an unproved property is sold for cash or cash equivalent, a gain or loss is recognized, taking into consideration any recorded impairment. When a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     Unproved leasehold costs are capitalized, pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

     Costs of productive wells, development dry holes and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Estimated costs (net of salvage value) of dismantlement, abandonment and site remediation are computed by the Company's independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method.

                             NUEVO ENERGY COMPANY
                             --------------------


     The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers probable reserves and escalated commodity pricing in its estimate of future net revenues. Fair value impairments of oil and gas properties of $60.8 million and $30.0 million were recognized as of December 31, 1998 and 1997, respectively; no such impairment was recognized during 1996.

     Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

     Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

Financing Activities
--------------------

     The Company had $422.3 million in outstanding indebtedness at December 31, 1998, which is scheduled to mature as follows (amounts in thousands):

                   1999............................         $   3,152
                   2000............................               750
                   2001............................                --
                   2002............................                --
                   2003............................           158,400
                   Thereafter......................           260,000
                                                            ---------

                                                            $ 422,302
                                                            =========

     In June 1998, the Company issued $100.0 million 8 7/8% Senior Subordinated Notes due June 1, 2008 (the "8 7/8% Notes"). Interest on the 8 7/8% Notes accrues at the rate of 8 7/8% per annum and is payable semi-annually in arrears on June 1 and December 1. The 8 7/8% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 8 7/8% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limits restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restricts mergers, consolidations or sales of assets. The 8 7/8% Notes are guaranteed by certain of Nuevo's subsidiaries. The 8 7/8% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 8 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

     Nuevo's Amended and Restated Credit Agreement, (the "Agreement"), dated as of February 13, 1998, provides for unsecured revolving credit availability of up to $400 million (subject to a periodic borrowing base determination) from a bank group led by NationsBank of Texas, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003.

     The borrowing base determination establishes the maximum borrowings that may be outstanding under the credit facility, and is determined by a two-thirds vote of the banks (three-fourths in the event of an increase in the borrowing base), each of which bases its judgement on (i) the present value of the Company's oil and gas reserves based on its own assumptions regarding future prices, production, costs, risk factors and discount rates, and (ii) on projected cash flow coverage ratios calculated under varying scenarios. If amounts outstanding under the credit facility exceed the borrowing base, as redetermined from time to time, the Company would be required to repay such excess over a defined period of time.

                             NUEVO ENERGY COMPANY
                             --------------------

     Effective January 6, 1999 the borrowing base was reduced from $380 million to $200 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous determination.

     Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases. At December 31, 1998 the Company's interest rate under the credit facility was LIBOR plus .375%, or 5.94%. Outstandings under this facility at year end were $158.4 million, and at January 6, 1999 were reduced by $82.6 million from a portion of the proceeds of the East Texas sale.

     The Credit Agreement has customary covenants including, but not limited to, covenants with respect to to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and
(ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) to fixed charge coverage ratio, a net worth requirement, and a funded debt to capitalization ratio. As a result of reduced revenues due to falling oil prices, the Company has obtained amendments for relief from the EBITDA fixed charge coverage test through March 31, 2000. The Company is in compliance with this test and all other covenants of the Agreement at December 31, 1998. The Company is currently in negotiation with its banks regarding other terms of the Agreement, including pricing, security, the frequency of borrowing base determinations and certain other covenants. Management believes the outcome of such negotiations will result, over time, in improved borrowing base availability and greater certainty of the commitment of this facility during difficult periods in the oil and gas industry.

     On July 24, 1992, the Company closed the sale of $75.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes (the "Notes") due June 15, 2002. In June 1997, the Company redeemed the Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. In addition to the premium, the Company wrote off approximately $2.0 million of unamortized discount and deferred financing costs. The redemption resulted in an extraordinary loss on early extinguishment of debt of $3.0 million, net of the related tax benefit of $2.0 million. The Company used proceeds from the Credit Facility to fund the redemption.

      On December 23, 1996, the Company and its wholly-owned subsidiary, Nuevo Financing I, a statutory business trust formed under the laws of the state of Delaware, (the "Trust"), closed the offering of 2,300,000 Term Convertible Securities, Series A, ("TECONS") on behalf of the Trust. The price to the public of the TECONS was $50.00 per TECONS. Distributions on the TECONS began to accumulate from December 23, 1996, and are payable quarterly on March 15, June 15, September 15, and December 15, at an annual rate of $2.875 per TECONS. Each TECONS is convertible at any time prior to the close of business on December 15, 2026, at the option of the holder, into shares of Common Stock at the rate of .8421 shares of Common Stock for each TECONS, subject to adjustment. The sole asset of the Trust as the obligor on the TECONS is $115.0 million aggregate principal amount of 5.75% Convertible Subordinated Debentures of the Company due December 15, 2026.

     Also on December 23, 1996, the Company and United Investors Management Company ("United"), and The 1818 Fund, L.P. ("The 1818 Fund"), closed the offering of 2,138,605 shares of Common Stock (the "Shares"). United sold 1,275,000 Shares and The 1818 Fund sold 863,605 Shares. The price to the public of the Shares was $47.50 per share. All of the Shares sold by United were outstanding and 112 of the Shares sold by The 1818 Fund were outstanding prior to the offering. The remaining 863,493 of the Shares sold by The 1818 Fund were issued upon conversion of the remaining 11,220 shares of 7% Cumulative Convertible Preferred Stock, ("7% Preferred Stock") of the Company. As a result of this conversion by The 1818 Fund of its shares of 7% Preferred Stock, there are no longer any shares of the 7% Preferred Stock outstanding. The Company did not receive any proceeds from the sale of the Shares. (See Note 8 to the Notes to Consolidated Financial Statements).

     In April 1996, the Company financed the acquisition of the Unocal Properties with the proceeds from the sale to the public of 5,109,200 shares of Common Stock (the "Common Stock Offering") and a principal amount of $160.0 million, 9 1/2% Senior Subordinated Notes due 2006 of the Company, and by borrowings under the Credit

                             NUEVO ENERGY COMPANY
                             --------------------


Facility. Such proceeds were also used to retire the borrowings under an existing credit facility in the amount of $27.0 million. The purchase of the Point Pedernales Properties was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock, valued at the public offering price of $28.00 per share in the Common Stock Offering. In connection with the acquisition of the Unocal Properties, the Company also entered into a bridge commitment with a bank group led by NationsBank of Texas, N.A. The facility was not drawn down; however, $1.7 million in fees associated with the bridge commitment were expensed in the second quarter of 1996, when the commitment expired.

     In February 1995, in connection with the purchase of the stock of the Amoco Congo Petroleum Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. The remaining funds under the credit facility will be used to finance 75% of a development drilling program in the Republic of Congo, West Africa ("Congo"). A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. At December 31, 1998, the interest rate was 5.55%, plus the 2.75% guaranty fee. The loan agreement requires a sixteen-quarter repayment period.

     In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. Each advance under the production payment obligated the Company to deliver a fixed volume of natural gas, based on prevailing market conditions at the time of the advance. During 1994, the company received $18.4 million covering expenditures on nineteen wells; no additional proceeds were ever received under this commitment. As of December 31, 1998, the Company had fulfilled its obligation under this commitment. (See Note 5 to the Notes to Consolidated Financial Statements).

     At present, there is no plan to pay dividends on Common Stock. The Company maintains a policy of reinvesting its discretionary cash flows for the expansion of its business and operations.

Other Matters
-------------

Gas Balancing  Positions

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions is not anticipated to adversely impact the financial condition of the Company in the near term.

Year 2000

     Nuevo, like all other enterprises that utilize computer technology, faces a threat of business disruption from the Year 2000 Issue. The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of Y2K is that computer and embedded processing systems are at risk of malfunctioning, particularly during the transition from 1999 to 2000.

     The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among Nuevo and its vendors, customers and business partners, as well as with regulators in the United States and host governments abroad.

     The risks associated with Y2K fall into three general areas: i) financial and administrative systems, ii) embedded systems in field process control units, and iii) third party exposures. Nuevo intends to address each of these three areas through a readiness process that seeks to:

                             NUEVO ENERGY COMPANY
                             --------------------


        a)  increase the awareness of the issue among all employees;
        b)  identify areas of potential risk;
        c) assess the relative impact of these risks and the Company's ability to manage them;
        d)  remediate high priority risks wherever possible; and
        e) engage in contingency planning for identifiable risks that cannot be remediated.

     The Company's Board of Directors has assigned the oversight of Y2K to the Audit Committee of the Board. From the Audit Committee, all responsibility for the readiness effort runs through the Chief Executive Officer ("CEO") of the Company, and from the CEO through the Chief Financial Officer (for financial and administrative systems) and the Vice President of Exploitation (for embedded systems in field process control units). As a matter of routine, management of the Company updates the Audit Committee, and the entire Board, of its efforts to increase Nuevo's readiness for Y2K.

     The Company and Torch have jointly developed a plan to address Nuevo's risks associated with Y2K. Torch provides the financial and administrative systems for Nuevo and operates a substantial portion of its properties. (As used in the remainder of this Y2K discussion, references to the Company may include the Torch employees assisting the Company in its Y2K readiness program). As of March 1, 1999, the Company is in various stages of implementation of the plan, as summarized below:

        Financial and Administrative Systems
        ------------------------------------

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

        2. Risk Identification. Nuevo's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration software package that Torch uses to collect and manage data for internal management decision making and for external financial reporting purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications and office space readiness.

        3. Risk Assessment. The failure to identify and correct a material Y2K problem could result in inaccurate or untimely financial information for management decision-making or financial reporting purposes. The severity of any such problems will impact the time period during which the quality of management information comes under question. At this time, management is confident that any Y2K disruptions associated with its or Torch's financial and administrative systems will not have a material effect on the Company.

        4. Remediation. Since April 1998, Torch has been working on an upgrade to its accounting software, which is expected to achieve full Y2K compliance in the first half of 1999. In addition, Torch has inventoried all network and desktop software applications used by Nuevo and believes them to be generally Y2K compliant. The costs of all such risk assessments and remediation are borne by Torch under the terms of Nuevo's outsourcing agreements.

        5. Contingency Planning. Notwithstanding the previously described efforts, should there be significant unanticipated disruptions in Nuevo's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. Nuevo is currently considering its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

                             NUEVO ENERGY COMPANY
                             --------------------


        Embedded Systems
        ----------------

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

        2. Risk Identification. Nuevo has completed a comprehensive inventory of embedded computer components within the process control systems of its operated oil and natural gas fields and processing plants. Nuevo identified approximately 1,900 embedded components in these computerized systems. Nuevo researched the manufacturer and/or installer of each component to determine the anticipated compliance or non-compliance of the component. To date, the vast majority of embedded components so researched have been deemed either date insensitive or Y2K compliant. The Y2K compliance status is unknown for approximately 24% of the embedded components identified, and research is continuing on these components. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system.

        3. Risk Assessment. The failure to identify and correct a material Y2K problem could result in outcomes ranging from errors in data reporting, to curtailments or shutdowns in production, to environmental or safety incidents. Now that the component-level evaluation is substantially complete, a broader evaluation at the system-level has commenced. Nuevo anticipates that the system-level evaluation will be completed by the end of the second quarter of 1999. To assist in this effort, Nuevo and Torch Operating Company have retained consultants who are knowledgeable and experienced in the assessment of Y2K issues impacting field operations. The effort to completely assess the situation with embedded systems is dynamic and will likely not be fully completed by December 31, 1999. Costs incurred through December 31, 1998, were not material to Nuevo's results of operations, and the cost of the assessment is not expected to be material to Nuevo's future financial results. However, at this time, management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2K non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

        4. Remediation. The Company has prioritized the remediation of embedded components and systems that are either known to be Y2K non-compliant or that have higher risk of Y2K failures. Nuevo intends to give first priority to the remediation of any situation with potential impacts to human health and safety or the environment, and will further prioritize remediation targets by the anticipated financial impact of any such situations on the Company. Nuevo intends to test, upgrade and re-test those embedded components and systems in field process control units deemed to pose the greatest risk. It is important to note that in some circumstances, the procedures that are used to test embedded components for Y2K compliance themselves pose a risk of damaging the component or corrupting the system, thereby accelerating the consequences of Y2K failures. Accordingly, in some situations, it may be deemed the most prudent decision not to test certain embedded components and systems. The amount of capital that Nuevo budgeted for these anticipated costs to remediate or replace embedded components and systems that pose the greatest risk of Y2K non-compliance, is approximately $1.6 million and is not considered to be material to the liquidity or financial condition of the Company. However, it is expected that some additional risks may be identified during 1999, so there can be no assurances that actual capital spending on Y2K remediation will not significantly exceed any amounts originally budgeted.

                             NUEVO ENERGY COMPANY
                             --------------------


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

        Third Party Exposures
        ---------------------

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

        2. Risk Identification. Nuevo's most significant third party Y2K exposure is to the refinery customers who purchase its oil production, on the customer side, and from electricity and other utility companies supplying field operations, on the supplier side. Other significant concerns include the readiness of third party crude oil and natural gas pipeline facilities involved in the transportation of Nuevo's products, the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers, and of the ability of the financial community to maintain an orderly market in Nuevo's securities.

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

        4. Remediation. Where Nuevo perceives significant risk of Y2K non-compliance that may have a material impact on the Company, and where the relationship between the Company and a vendor, customer or business partner permits, Nuevo may pursue joint testing during 1999. Joint testing would occur following upgrades and other remediation to hardware, software and communication links, as applicable, with the intent of determining that the remediated system being tested will perform as expected on December 31, 1999.

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

Results of Operations
---------------------

     Revenues

     The Company has experienced significant oil and gas revenue volatility in recent years. Extremely low oil prices are primarily responsible for the decreased revenues in 1998, while the Company's acquisitions of producing

                             NUEVO ENERGY COMPANY
                             --------------------


properties and development drilling programs are primarily responsible for the increased revenues during 1997 and 1996. During this three year period, the
volatility of oil and gas prices directly impacted revenues.   To reduce its
exposure to changes in oil and gas prices, the Company periodically utilizes derivative financial instruments. As a result of such hedging transactions, oil and gas revenues were increased by $0.6 million in 1998, and were reduced by $6.0 million and $2.5 million in 1997 and 1996, respectively.

     Oil and gas revenues for 1998 of $240.0 million were 28% lower than 1997 oil and gas revenues of $332.0 million, primarily due to a 38% decrease in average realized oil prices from $14.86 per barrel in 1997 to $9.25 per barrel in 1998. Also contributing to this decline in oil and gas revenues were decreases in natural gas production and realized gas prices. The Company's gas production decreased 9% from 35.6 billion cubic feet ("BCF") in 1997 to 32.5 BCF in 1998. Average realized gas prices decreased 3% from $2.06 per thousand cubic feet ("MCF") in 1997 to $2.00 per MCF in 1998. The decline in oil and gas revenues was partially offset by a 9% increase in the Company's oil production from 17,127 MBBLS in 1997 to 18,583 MBBLS in 1998.

     East: 1998 oil and gas revenues for the Company's eastern oil and gas operations decreased 24% from $61.5 million in 1997 to $46.9 million in 1998. This decrease is primarily due to a 10% decrease in gas production from 20.8 BCF in 1997 to 18.8 BCF in 1998, as well as a 13% decrease in the average realized price of gas from $2.08 per MCF in 1997 to $1.80 per MCF in 1998.

     West: 1998 oil and gas revenues for the Company's western oil and gas operations decreased 28% from $247.7 million in 1997 to $177.3 million in 1998. This decrease is primarily due to a 39% decrease in the average realized price of oil from $14.73 per BBL in 1997 to $8.98 per BBL in 1998, which was partially offset by an 11% increase in oil production from 14,694 MBBLS in 1997 to 16,284 MBBLS in 1998.

     Foreign: 1998 oil and gas revenues for the Company's foreign oil and gas operations decreased 31% from $22.8 million in 1997 to $15.8 million in 1998. This decrease is primarily due to a 26% decrease in the average realized price of oil from $14.66 per BBL in 1997 to $10.82 per BBL in 1998, as well as a decrease in oil production of 6% from 1,555 MBBLS in 1997 to 1,461 MBBLS in 1998.

     Oil and gas revenues for 1997 of $332.0 million were 19% higher than 1996 oil and gas revenues of $279.9 million, primarily due to 30% increase in oil production (including natural gas liquids) from 13,344 MBBLS in 1996 to 17,409 MBBLS in 1997. This increase in oil volumes is attributable to the fact that 1997 included an entire year of operating results for the California Properties, compared to only nine months in 1996 (the California Properties were acquired in April 1996). The California Properties accounted for 75% of total oil and gas revenues in 1997. The increase in production was partially offset by the disruption of Point Pedernales production due to an oil spill in September 1997 and a decrease in the average realized prices of oil and gas in 1997. The Company's average realized price for oil in 1997 was $14.86 per barrel, a 6% decrease from $15.84 in 1996. The Company's average realized price for gas in 1997 was $2.06, a 1% decrease from $2.08 in 1996.

     East: 1997 oil and gas revenues for the Company's eastern oil and gas operations decreased 18% from $74.9 million in 1996 to $61.5 million in 1997. This decrease is due to: (i) a 6% decrease in gas production from 22.2 BCF in 1996 to 20.8 BCF in 1997; (ii) a 36% decrease in oil production from 1,375 MBBLS in 1996 to 878 MMBBLS in 1997; (iii) a 7% decrease in the average realized price of oil from $20.39 per BBL in 1996 to $18.95 per BBL in 1997; and (iv) a slight decrease in the average realized price of gas from $2.13 per MCF in 1996 to $2.08 per MCF in 1997.

     West: 1997 oil and gas revenues for the Company's western oil and gas operations increased 34% from $184.3 million in 1996 to $247.7 million in 1997. This increase is primarily due to the fact that 1997 included an entire year of operating results for the California Properties, compared to only nine months in 1996.

     Foreign: 1997 oil and gas revenues for the Company's foreign oil and gas operations increased 10% from $20.7 million in 1996 to $22.8 million in 1997. This increase is primarily due to a 10% increase in oil production from 1,420 MBBLS in 1996 to 1,555 MBBLS in 1997.

                             NUEVO ENERGY COMPANY
                             --------------------

     Gas plant revenues in 1998 of $2.7 million were 82% lower than 1997 revenues of $14.8 million. This decrease is due to the sale of the Company's interest in the Benedum Plant System in May 1997. Gas plant revenues in 1997 of $14.8 million were 57% lower than 1996 revenues of $34.8 million due to the sale of the Company's investment in the Benedum Plant System in May 1997. The Company recognized a $2.3 million pre-tax gain on the sale.

     Pipeline and other revenues in 1998 of $2.7 million were 53% lower than 1997 revenues of $5.8 million. This decrease is primarily due to the sale of the Company's interests in the Richfield Gas Storage facility in February 1998 and Bright Star Gathering, Inc. in July 1998. Pipeline and other revenues in 1997 of $5.8 million were 15% lower than 1996 revenues of $6.8 million, as a result of lower throughput during 1997 compared to 1996.

     Gain on sale of assets for 1998 was $5.8 million. This gain on sale of assets includes a $4.1 million gain on the sale of the Company's interest in the Sansinena field in California in the third quarter of 1998 and a $1.7 million gain on the sale of the Company's interest in the Coke field in Chapel Hill, Texas in the first quarter of 1998. The net gain on sale of assets for 1997 was $1.4 million, which is comprised of: (i) a $1.4 million gain on the sale of the Company's interest in Second Bayou, Weeks Island, Louisiana; (ii) a $2.3 million gain on the Company's interest in the Benedum Plant System; (iii) a $1.6 million loss on the sale of the Company's interest in the South Timbalier field; and (iv) a $0.7 million loss on the sale of other non-core properties. The net gain on sale of assets for 1996 was $6.0 million, which is comprised of a $9.2 million gain on the sale of the Company's interest in the Giddings field and East Texas Austin Chalk holdings in June 1996, which was offset by a $3.2 million loss on the sale of other non-core properties.

     Expenses

     Lease operating expenses for 1998 totaled $134.7 million, as compared to $120.0 million and $93.1 million for 1997 and 1996, respectively. The annual increases of 12% in 1998 and 29% in 1997 are generally reflective of higher production and costs associated with the California Properties, which constituted 77%, 73% and 66% of total production in 1998, 1997 and 1996, respectively. In 1998, the Company experienced an increase in workovers of $11.2 million as compared to the same period in 1997, as well as poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs. In 1997, lease operating expenses were incurred for an entire year versus only nine months in 1996, since the California Properties were acquired in April 1996.

     East: 1998 lease operating expenses for the Company's eastern oil and gas operations decreased slightly from $11.9 million in 1997 to $11.6 million in 1998. 1997 lease operating expenses for the Company's eastern oil and gas operations decreased 16% from $14.1 million in 1996 to $11.9 million in 1997, primarily due to a 14% decrease in oil and gas production.

     West: 1998 lease operating expenses for the Company's western oil and gas operations increased 16% from $96.1 million in 1997 to $111.2 million in 1998. This increase is due to an increase in workovers as compared to the same period in 1997, as well as poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs. Lease operating expenses for the west increased 41% from $68.1 million in 1996 to $96.1 million in 1997, since the Company owned the California Properties for an entire year in 1997 versus only nine months in 1996 (acquired in April 1996).

     Foreign: 1998 lease operating expenses for the Company's foreign oil and gas operations decreased slightly from $12.0 million in 1997 to $11.9 million in 1998. 1997 lease operating expenses for the Company's foreign oil and gas operations increased 10% from $10.9 million in 1996 to $12.0 million in 1997 due to a 10% increase in production.

     Gas plant operating expenses of $3.2 million in 1998 decreased 76% from $13.4 million in 1997, which decreased 54% from $29.3 million in 1996. These decreases are due to the sale of the Company's investment in the Benedum Plant System in May 1997.

                             NUEVO ENERGY COMPANY
                             --------------------


     Pipeline and other operating expenses for 1998 totaled $2.0 million, as compared to $5.2 million and $6.1 million in 1997 and 1996, respectively. The 61% decrease in 1998 is primarily due to the sale of the Company's interests in the Richfield Gas Storage facility in February 1998 and Bright Star Gathering, Inc. in July 1998. The 14% decrease in 1997 is due to lower throughput in 1997 as compared to 1996.

     Exploration costs, including geological and geophysical (G&G) costs, dry hole costs and delay rentals, were $16.6 million, $11.1 million and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Exploration costs for the year ended 1998 included: $13.0 million of dry hole costs ($7.3 million of which relates to exploration activity in Ghana, West Africa), $2.1 million of G&G costs ($1.5 million of which relates to activity in Ghana), $0.9 million of delay rentals and $0.6 million of other exploration costs. Exploration costs for the year ended 1997 included: $9.3 million of dry hole costs, $0.7 million of G&G costs, $1.0 million of delay rentals and $0.1 million of other exploration costs. Exploration costs for the year ended 1996 included:
$3.1 million of dry hole costs, $1.2 million of G&G costs, $0.2 million of delay rentals and $0.1 million of other exploration costs.

     Depreciation, depletion and amortization of $85.0 million in 1998 decreased 17% from $102.2 million in 1997, which increased 35% from $75.7 million in 1996. The decrease in 1998 is primarily due to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as the reclassification of the East Texas natural gas properties to assets held for sale as of July 1, 1998, at which point the properties were no longer depleted. The increase in 1997 is attributable to increased production volumes in 1997, due to the acquisition of the California Properties in April 1996.

     The Company recorded provisions for impairment of oil and gas properties in 1998 and 1997 in the amounts of $68.9 million and $30.0 million, respectively. These impairments were recorded as a result of declines in the price of oil, which caused capitalized costs to be in excess of future net revenues. No such impairment was recognized during 1996.

     In December 1997, the Company recorded a $23.9 million provision for impairment on assets held for sale, in connection with its plans to dispose of its non-core gas gathering, pipeline and gas storage assets during 1998, including all such assets except its California gas plants. (See Note 4 to the Notes to Consolidated Financial Statements.) A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair market value of the Illini pipeline.

     General and administrative expenses totaled $18.6 million, $19.8 million, and $14.9 million in 1998, 1997 and 1996, respectively. The 6% decrease in 1998 is primarily due to a reduction in employee bonuses in 1998 and a $1.7 million severance expense incurred in the third quarter of 1997 associated with the resignation of the Company's President and Chief Executive Officer. These decreases were offset in part by non-recurring costs incurred in 1998 associated with outside engineering costs and third-party consulting studies associated with the re-negotiation of the Company's outsourcing agreements. The 33% increase in 1997 compared to 1996 is primarily due to additional general and administrative costs associated with a full year of operations from the California Properties and the $1.7 million severance payment referred to above.

     Outsourcing fees were $9.5 million, $12.0 million, and $10.2 million in 1998, 1997 and 1996, respectively. The 21% decrease in 1998 is primarily due to decreased operating cash flows (see Note 6 to the Notes to Consolidated Financial Statements) as a result of low realized oil prices. The 17% increase in 1997 is primarily due to the fact that there was a full year of operations from the California Properties in 1997 as compared to 1996.

     Interest expense of $32.5 million for 1998 increased 19% from $27.4 million in 1997, primarily as a result of additional borrowings under the Company's Credit Facility and the issuance in June 1998 of $100.0 million of 8 7/8% Notes. Interest expense for 1997 decreased 24% from $36.0 million in 1996, primarily as a result of the Company redeeming its 12 1/2% Notes, as well as decreased debt under the Credit Facility due to the repayment of a portion of the debt outstanding under this facility with the proceeds from the issuance of the TECONS in late 1996.

                             NUEVO ENERGY COMPANY
                             --------------------

     In March 1999, the Company discovered that an employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 from exploration costs to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

     Dividends on the TECONS increased from $0.2 million in 1996 to $6.6 million in 1998 and 1997. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996. (See Note 9 to the Notes to Consolidated Financial Statements.)

     Income tax benefit of $32.6 million was recognized in 1998, compared to a benefit of $8.7 million in 1997 and expense of $24.0 million in 1996. The Company's effective income tax rate was (25.7)%, (38.8)% and 41.3% in 1998, 1997 and 1996, respectively. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets will not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million.

     Extraordinary Item

     In June 1997, the Company recorded an extraordinary loss on the early extinguishment of its 12 1/2% Notes in the amount of $3.0 million, net of the related tax benefit of $2.0 million. No extraordinary items were recorded in 1998 or 1996.

     Net (Loss) Income

     A net loss of $94.3 million was generated in 1998, as compared to a net loss of $13.7 million in 1997 and net income of $34.3 million in 1996. Net income after deducting dividends paid on the 7% Preferred Stock was $33.3 million in 1996. There was no 7% Preferred Stock outstanding during 1998 or 1997; as such, no preferred dividends were paid in 1998 or 1997.

Capital Resources and Liquidity
-------------------------------

     Since its inception, the Company has grown and diversified its operations through a series of opportunistic acquisitions of oil and gas properties and the subsequent exploitation of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $35.8 million, $165.5 million, and $126.9 million in 1998, 1997 and 1996, respectively. The Company invested $157.4 million, $195.1 million and $516.0 million in oil and gas properties in 1998, 1997 and 1996, respectively. Additionally, the Company spent $2.8 million, $1.7 million and $21.1 million on gas plant and other facilities in 1998, 1997 and 1996, respectively. Included in the oil and gas capital expenditures for 1998 is approximately $81.5 million for development drilling activity in California. In the Company's 1999 capital budget, approximately $40.0 million is allocated to exploitation and development projects and approximately $17.0 million is directed to exploration. Exploitation spending is anticipated to consist of $28.0 million in California, $5.0 million in the Gulf Coast region, and $7.0 million internationally. Exploration spending is planned to be allocated $7.0 million in California, $2.0 million in the Gulf Coast region, and $8.0 million internationally. The continued low oil and gas price impact on the Company's cash flows from operations may require management to revise its capital expenditure plans.

     The Company believes its working capital, cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs. Effective May 5, 1998, the Borrowing Base on the Company's Credit Facility was increased from $330.0 million to $380.0 million. The Company had an unused commitment under the Credit Facility of $221.6 million at December 31, 1998. The Borrowing Base was redetermined in connection with the Company's sale of its East Texas natural gas assets. As a result of this sale and the low oil price environment, the Borrowing Base was reduced to $200.0

                             NUEVO ENERGY COMPANY
                             --------------------


million effective January 6, 1999. The Company applied $82.6 million of the proceeds from the sale of the East Texas assets to the outstanding borrowings under its Credit Facility (see Note 4 to the Notes to Consolidated Financial Statements). Subsequent to this paydown, the Company had unused commitment under the Credit Facility of $124.2 million as of January 6,1999. Current maturities of long-term debt for the next five years total $162.3 million.

Outlook
-------

     The Company's revenues, cash flows, results of operations and liquidity are dependent on oil and gas prices, as is its ability to acquire financing for its operations. Approximately 78% of the Company' production for 1998 was oil. Oil prices during 1998 and the first part of 1999 have been very low compared to historical prices. As a result, the Company's revenues, earnings and cash flows were materially reduced compared to 1997, even though production levels increased during 1998. In response to low oil prices, the Company reduced its 1998 capital expenditure budget and budgeted for 1999 accordingly, postponing projects which are not expected to generate an acceptable rate of return at current low oil prices. The Company may increase its capital budget for 1999 if prices improve. Although the Company believes that its cash flows from operations and borrowing capacity will be sufficient to meet the Company's needs for the foreseeable future, continued low oil prices will continue to adversely affect the Company.

     The Company anticipates investing approximately $57.0 million during 1999 for exploration and exploitation. The Company plans to sell certain of its surface real estate assets in Orange County, California, during 1999 to help fund the 1999 capital program. In addition, the Company believes its working capital, cash provided by operating activities, property divestitures, project financing resources and the Credit Facility are sufficient to meet these capital commitments.

     Estimates of future net cash flows from proved reserves of oil, gas, condensate and natural gas liquids were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." (See Note 16 to the Notes to Consolidated Financial Statements). The estimates are based on realized prices at year-end of $8.03 per barrel of oil and $1.79 per MCF of gas. Significant changes can occur in these estimates based on prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and
(iv) other business risks.

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. For 1999, the Company entered into swap agreements on 4,500 BOPD of its Congo production, hedging the basis differential between No. 6 fuel oil and West Texas Intermediate ("WTI") at an average differential of $2.28. The Company also purchased a call option on 2,000 BOPD of its Congo production at a strike price of $16.00 per barrel, to hedge the Company's potential liability under a price sharing agreement with a third party. These agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its settlement commitments to the Company.

     Inflation has not had a material impact on the Company and is not expected to have a material impact on the Company in the future.

                             NUEVO ENERGY COMPANY
                             --------------------


Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2000; however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

Comprehensive Income
--------------------

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company, as there are no differences between comprehensive (loss) income and net (loss) income for the periods presented.

Contingencies
-------------

     The Company has been named as a defendant in the Lopez case. The plaintiffs allege, among other things, underpayment of royalties and that their production was improperly commingled with gas produced from an adjoining lease. See "Legal Proceedings" and Note 14 to the Notes to Consolidated Financial Statements. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

     In March 1999, the Company discovered that an employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 from exploration costs to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

     In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Torch, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate Federal, state, and local authorities as well as petroleum industry environmental response consortia. The costs of the clean- up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that

PAGE>

                             NUEVO ENERGY COMPANY
                             --------------------


the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC.

     The Company and its partners in the Congo are undergoing a tax examination related to their ownership interests in the Yombo field offshore Republic of Congo, for the years 1994 through 1997. The Congolese taxing authorities have issued a preliminary assessment of approximately $24.0 million in taxes and penalties for all years, in aggregate for all parties who have ownership in this field. Nuevo's working interest in this field is 43.75% during the years under examination. The Company, along with the other partners, is in discussions with the Congolese taxing authorities refuting this assessment as without merit to the items being disallowed. Management does not believe that the outcome of this matter will have a material adverse effect upon the Company.

     In connection with their respective acquisitions of two subsidiaries (each a "Congo subsidiary"), owning interests in the Yombo field offshore West Africa, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including
(i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $50.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

     During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operation in the Congo in the future.

     In 1996, the previous Congo government requested that the convention governing the Marine I Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). Preliminary discussions were held with the government in early 1997. Nuevo is under no obligation to convert to a PSA, and its existing convention is valid and protected by law. The Company's position is that any conversion to a PSA would have no detrimental impact to Nuevo, otherwise, Nuevo will not agree to any such conversion. In late 1997, a new government was established in the Congo. The new government has recently begun discussions with Nuevo and its partner concerning the conversion to a PSA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

     Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company. At December 31, 1998, the fair value of derivative instruments outstanding was a loss of $2.4 million. A 10% decrease in the underlying commodity price would increase this loss by $.2 million.

                             NUEVO ENERGY COMPANY
                             --------------------


     Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. At December 31, 1998, the Company had no open interest rate swaps or similar agreements. For 1999, the Company has entered into an agreement which hedges the price at which Nuevo may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of one year. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider.

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at December 31, 1998:


                                                                                                                     Fair
                                                                                                                     ----
                                1999        2000       2001      2002         2003    Thereafter       Total         Value
                                ----        ----       ----      ----         ----    ----------       -----         -----
Long-term debt, including
  current maturities:
    Variable rate              $ 3,152      $ 750        --        --      $ 158,400           --     $ 162,302     $ 162,302
    Average interest rate          5.7%       5.7%       --        --            6.2%          --           6.2%

    Fixed rate                      --         --        --        --             --    $ 260,000     $ 260,000     $ 250,788
    Average interest rate           --         --        --        --             --          9.3%          9.3%

                             NUEVO ENERGY COMPANY

Item 8.  Financial Statements and Supplementary Data



                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                        Page
                                                                       Number
                                                                       ------

Independent Auditors' Report............................................   41

Financial Statements:

Consolidated Balance Sheets as of December 31, 1998
   and 1997 (Restated)..................................................   42

Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1997 (Restated) and 1996 (Restated)...............   43

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1998,
   1997 (Restated) and 1996 (Restated)..................................   44

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 (Restated) and 1996 (Restated)...............   45

Notes to Consolidated Financial Statements..............................   46

                             NUEVO ENERGY COMPANY

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Nuevo Energy Company:

  We have audited the accompanying consolidated balance sheets of Nuevo Energy Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Energy Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for oil and gas properties from the full cost method to the successful efforts method in 1998.



                                          /s/ KPMG LLP

Houston, Texas
March 25, 1999

                             NUEVO ENERGY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       December 31,
                                                                                             ---------------------------------
                                                                                               1998                    1997*
                                                                                              ------                  ------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................            $    7,403               $    9,208
  Accounts receivable............................................................                25,096                   38,196
  Product inventory..............................................................                 5,998                    1,627
  Assets held for sale...........................................................               120,055                    6,950
  Prepaid expenses and other.....................................................                 2,700                    2,879
                                                                                             ----------               ----------
     Total current assets........................................................               161,252                   58,860
                                                                                             ----------               ----------
PROPERTY AND EQUIPMENT, at cost:
  Land...........................................................................                51,038                   51,411
  Oil and gas properties (successful efforts method).............................               959,348                  984,273
  Gas plant facilities...........................................................                17,112                   15,500
  Other facilities...............................................................                 6,696                    7,831
                                                                                             ----------               ----------
                                                                                              1,034,194                1,059,015
  Accumulated depreciation, depletion and amortization...........................              (417,622)                (324,904)
                                                                                             ----------               ----------
                                                                                                616,572                  734,111
                                                                                             ----------                ---------
DEFERRED TAX ASSETS, net.........................................................                27,534                       --
OTHER ASSETS.....................................................................                12,327                   11,315
                                                                                             ----------               ----------
                                                                                             $  817,685               $  804,286
                                                                                             ==========               ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................................            $   24,393               $   17,062
  Accrued interest...............................................................                 4,161                    4,285
  Accrued drilling costs.........................................................                 8,380                   12,781
  Accrued lease operating costs..................................................                 4,694                    8,891
  Other accrued liabilities......................................................                 4,843                    2,868
  Current maturities of long-term debt...........................................                 3,152                    3,716
                                                                                             ----------               ----------
     Total current liabilities...................................................                49,623                   49,603
                                                                                             ----------               ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES........................................               419,150                  305,940
DEFERRED TAX LIABILITIES.........................................................                    --                    4,986
OTHER LONG-TERM LIABILITIES......................................................                 2,034                    4,018
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
 NUEVO FINANCING I...............................................................               115,000                  115,000
CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; 7% Cumulative
   Convertible Preferred Stock, none issued and outstanding at December 31, 1998
   and 1997......................................................................                    --                       --
  Common stock, $0.01 par value, 50,000,000 shares authorized, 20,308,462 and
   20,237,537 shares issued at December 31, 1998 and 1997, respectively..........                   203                      202
  Additional paid-in capital.....................................................               355,600                  354,296
  Treasury stock, at cost, 473,876 and 497,372 shares, at December 31, 1998 and
   1997, respectively............................................................               (19,335)                 (19,929)
  Stock held by benefit trust, 47,759 and 45,119 shares, at December 31, 1998
   and 1997, respectively........................................................                (1,732)                  (1,244)
  Accumulated deficit............................................................              (102,858)                  (8,586)
                                                                                             ----------               ----------
      Total stockholders' equity.................................................               231,878                  324,739
                                                                                             ----------               ----------
                                                                                             $  817,685               $  804,286
                                                                                             ==========               ==========

-----------
* Restated
                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                 1998                1997*                1996*
                                                                               ---------            ---------            ---------
REVENUES:
  Oil and gas revenues..............................................           $ 240,010             $331,973             $279,859
  Gas plant revenues................................................               2,665               14,826               34,802
  Pipeline and other revenues.......................................               2,700                5,772                6,774
  Gain on sale of assets, net.......................................               5,768                1,372                6,008
  Interest and other income.........................................               1,560                3,335                1,614
                                                                                --------             --------             --------
                                                                                 252,703              357,278              329,057

COSTS AND EXPENSES:
  Lease operating expenses..........................................             134,704              120,042               93,062
  Gas plant operating expenses......................................               3,202               13,356               29,311
  Pipeline and other operating costs................................               2,028                5,243                6,105
  Exploration costs.................................................              16,562               11,082                4,571
  (Revision of) provision for impairment on assets held for sale....              (3,740)              23,942                   --
  Provision for impairment of oil and gas properties................              68,904               30,000                   --
  General and administrative expenses...............................              18,633               19,822               14,880
  Outsourcing fees..................................................               9,461               11,984               10,249
  Depreciation, depletion and amortization..........................              85,036              102,158               75,664
  Interest expense..................................................              32,471               27,357               36,009
  Dividends on Guaranteed Preferred Beneficial Interests in
   Company's Convertible Debentures (TECONS)........................               6,613                6,613                  165
  Other expense.....................................................               5,726                3,019                1,069
                                                                                --------             --------             --------
                                                                                 379,600              374,618              271,085
                                                                                --------             --------             --------
(Loss) income before income taxes, minority interest and
 extraordinary item.................................................            (126,897)             (17,340)              57,972
Income tax (benefit) expense........................................             (32,625)              (6,656)              23,965
Minority interest in loss of subsidiary.............................                  --                   (8)                (271)
                                                                                --------             --------             --------
(Loss) income before extraordinary item.............................             (94,272)             (10,676)              34,278
Extraordinary loss on early extinguishment of debt, net of income
 tax benefit of $2,037..............................................                  --                3,024                   --
                                                                                --------             --------             --------
Net (loss) income...................................................             (94,272)             (13,700)              34,278
Dividends on preferred stock........................................                  --                   --                  939
                                                                                --------             --------             --------
Net (loss) income available to common stockholders..................            $(94,272)            $(13,700)            $ 33,339
                                                                                ========             ========             ========
(Loss) earnings per Common share -- Basic:
 (Loss) income before extraordinary item (net of dividends on
  preferred stock)..................................................              $(4.76)            $  (0.54)               $1.99
 Extraordinary loss on early extinguishment of debt, net of income
  tax benefit.......................................................                  --                (0.15)                  --
                                                                                --------             --------             --------
  Net (loss) income.................................................              $(4.76)            $  (0.69)               $1.99
                                                                                ========             ========             ========
Weighted average Common shares outstanding..........................              19,795               19,796               16,755
                                                                                ========             ========             ========
(Loss) earnings per Common share -- Diluted:
 (Loss) income before extraordinary item............................              $(4.76)            $  (0.54)               $1.84
 Extraordinary loss on early extinguishment of debt, net of income
  tax benefit.......................................................                  --                (0.15)                  --
                                                                                --------             --------             --------
  Net (loss) income.................................................              $(4.76)            $  (0.69)               $1.84
                                                                                ========             ========             ========
Weighted average Common and dilutive potential Common shares
 outstanding........................................................              19,795               19,796               18,596
                                                                                ========             ========             ========

------------
* Restated
                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                      Common Stock      Preferred Stock    Additional                Stock held     Retained         Total
                     ---------------   ----------------     Paid-In      Treasury    by Benefit     Earnings     Stockholders'
                     Shares   Amount   Shares    Amount     Capital       Stock         Trust       (Deficit)        Equity
                     ------   ------   ------    ------    ----------    --------    ----------     ---------    -------------
January 1, 1996*..   11,717     $117       15      $ 15      $151,442   $      --    $       --     $ (28,225)        $123,349
Issuance of           6,384       64       --        --       172,147          --            --            --          172,211
 Common Stock.....
Exercise of stock
 options and            587        6       --        --        14,718          --            --            --           14,724
 related tax
 benefit..........
Issuance of
 non-employee            --       --       --        --           244          --            --            --              244
 stock options....
Issuance of              --       --       --        --         1,575          --            --            --            1,575
 warrants.........
Conversion of         1,164       12      (15)      (15)           --          --            --            --               (3)
 Preferred Stock..
Preferred Stock          --       --       --        --            --          --            --          (939)            (939)
 dividends........
Net income*.......       --       --       --        --            --          --            --        34,278           34,278
                     ------     ----     ----      ----      --------   ---------    ----------     ---------         --------
December 31, 1996*   19,852      199       --        --       340,126          --            --         5,114          345,439
                     ======     ====     ====      ====      ========   =========    ==========     =========         ========
Exercise of stock
 options and            386        3       --        --        11,332          --            --            --           11,335
 related tax
 benefit..........
Stock put options.       --       --       --        --         1,630          --            --            --            1,630
Employee stock           --       --       --        --         1,208          --            --            --            1,208
 awards...........
Purchase of              --       --       --        --            --     (21,173)           --            --          (21,173)
 Treasury Shares..
Stock held by            --       --       --        --            --       1,244        (1,244)           --               --
 benefit trust....
Net loss*.........       --       --       --        --            --          --            --       (13,700)         (13,700)
                     ------     ----     ----      ----      --------   ---------    ----------     ---------         --------
December 31, 1997*   20,238      202       --        --       354,296     (19,929)       (1,244)       (8,586)         324,739
                     ======     ====     ====      ====      ========   =========    ==========     =========         ========
Exercise of stock
 options and             70        1       --        --         1,304          --            --            --            1,305
 related tax
 benefit..........
Stock held by            --       --       --        --            --         488          (488)           --               --
 benefit trust....
Sale of Treasury         --       --       --        --            --         106            --            --              106
 Shares...........
Net loss..........       --       --       --        --            --          --            --       (94,272)         (94,272)
                     ------     ----     ----      ----      --------   ---------    ----------     ---------         --------
December 31, 1998.   20,308     $203       --    $  --       $355,600    $(19,335)      $(1,732)    $(102,858)        $231,878
                     ======     ====     ====      ====      ========   =========    ==========     =========         ========

------------
* Restated

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                          Year Ended December 31,
                                                                          -------------------------------------------------------
                                                                              1998                 1997*                 1996*
                                                                            ---------            ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..............................................           $ (94,272)           $ (13,700)            $  34,278
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation, depletion and amortization....................              85,036              102,158                75,664
     Dry hole costs..............................................              12,962                9,311                 3,145
     Amortization of debt financing costs........................               1,643                1,513                 1,370
     Amortization of deferred revenue............................              (1,625)              (3,203)               (4,104)
     (Revision of) provision for impairment on assets held for                 (3,740)              23,942                    --
      sale.......................................................
     Provision for impairment of oil and gas properties..........              68,904               30,000                    --
     Gain on sale of assets, net.................................              (5,768)              (1,372)               (6,008)
     Loss on early extinguishment of debt........................                  --                5,061                    --
     Employee stock awards.......................................                  --                1,208                    --
     Deferred taxes..............................................             (32,520)              (9,249)               22,465
     Depreciation of deferred compensation liability.............              (1,138)                  --                    --
     Minority interest...........................................                  --                   (8)                 (271)
                                                                            ---------            ---------             ---------
                                                                               29,482              145,661               126,539
  Changes in assets and liabilities, net of acquisition effects:
     Accounts receivable.........................................              13,051                  578               (21,086)
     Gas imbalances..............................................                 333                   20                  (198)
     Accounts payable............................................               6,634                1,663                14,574
     Accrued liabilities.........................................              (5,813)              13,719                11,316
     Other.......................................................              (7,854)               3,821                (4,224)
                                                                            ---------            ---------             ---------
    NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES..............              35,833              165,462               126,921
                                                                            ---------            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to land..............................................                  --                   --               (51,638)
  Additions to oil and gas properties............................            (157,352)            (195,108)             (515,985)
  Proceeds from sale of gas plant................................                  --               24,992                    --
  Proceeds from sales of properties..............................              11,830                2,385                42,700
  Additions to gas plant and other facilities....................              (2,813)              (1,747)              (21,079)
                                                                            ---------            ---------             ---------
    NET CASH FLOWS USED IN INVESTING ACTIVITIES..................            (148,335)            (169,478)             (546,002)
                                                                            ---------            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.......................................             240,900              234,000               408,000
  Debt issuance costs............................................              (3,360)                  --               (10,920)
  Net proceeds from issuance of common stock.....................                  --                   --               138,327
  Payments of long-term debt.....................................            (128,254)            (217,503)             (232,359)
  Preferred stock dividends......................................                  --                   --                  (939)
  Proceeds from exercise of stock options........................               1,305                6,074                10,003
  Proceeds from issuance of Company-Obligated Mandatorily
   Redeemable Convertible Preferred Securities of Nuevo
   Financing I...................................................                  --                   --               115,000
  Premium on early extinguishment of debt........................                  --               (3,440)                   --
  Proceeds from sale of stock put options........................                  --                1,630                    --
  Proceeds from sale of treasury stock...........................                 106                   --                    --
  Purchase of treasury shares....................................                  --              (21,173)                   --
  Cash distribution to minority interest owner...................                  --                   --                  (160)
                                                                            ---------            ---------             ---------
   NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES.....             110,697                 (412)              426,952
                                                                            ---------            ---------             ---------
Net (decrease) increase in cash and cash equivalents.............              (1,805)              (4,428)                7,871
Cash and cash equivalents at beginning of year...................               9,208               13,636                 5,765
                                                                            ---------            ---------             ---------
Cash and cash equivalents at end of year.........................           $   7,403            $   9,208             $  13,636
                                                                            =========            =========             =========

-------------
* Restated

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

   The consolidated financial statements include the accounts of Nuevo and its majority and wholly-owned subsidiaries. The Company's 48.5% general partner interest in Richfield Gas Storage Partnership was pro rata consolidated through February 1998, at which time the Company's interest was sold. The consolidated financial statements also include Bright Star Gathering, Inc., which was 80% owned by the Company until it was sold in July 1998. NuStar Joint Venture and its 66.7% investment in the Benedum Plant System, of which the Company owned a 95% interest, was pro rata consolidated through May 2, 1997, at which time the Company's interest was sold. Minority interests have been deducted from results of operations and stockholders' equity in the appropriate periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Change in Accounting Method

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, all prior year financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $64.1 million, primarily attributable to a decrease in net property and equipment and the deferred tax liability of $99.2 million and $38.0 million, respectively. The change in accounting method resulted in a decrease in net income of $32.5 million ($1.64 per share - basic and diluted) and $0.4 million ($0.02 per share
- basic and diluted) during 1997 and 1996, respectively. Had the Company not converted to the successful efforts method, the results of operations for the three months ended March 31, 1998, would have included a pre-tax full cost ceiling write-down of approximately $250.0 million.

 Oil and Gas Properties

   The Company utilizes the successful efforts method of accounting for its investments in oil and gas properties. Under successful efforts, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. When a proved property is sold, ceases to produce or is abandoned, a gain or loss is recognized. When an entire interest in an unproved property is sold for cash or cash equivalent, gain or loss is recognized, taking into consideration any recorded impairment. When a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                             NUEVO ENERGY COMPANY

   Unproved leasehold costs are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

   Costs of productive wells, development dry holes and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Estimated costs (net of salvage value) of dismantlement, abandonment and site remediation are computed by the Company's independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method.

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers probable reserves and escalated commodity pricing in its estimate of future net revenues. Fair value impairments of $60.8 million and $30.0 million were recognized as of December 31, 1998 and 1997, respectively; no such impairment was recognized during 1996.

   Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

   Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

  Environmental Liabilities

   Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

  Gas Plant and Other Facilities

   Gas plant and other facilities include the costs to acquire certain gas plant and other facilities and to secure rights-of-way. Capitalized costs associated with gas plant and other facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated useful lives of such assets range from three to thirty years. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective

                             NUEVO ENERGY COMPANY
for the Company beginning January 1, 2000, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

  Comprehensive Income

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The implementation of this statement had no impact on the Company, as there are no differences between comprehensive
(loss) income and net (loss) income for the periods presented.

  Gas Balancing Positions

   The Company uses the entitlement method for recording sales of natural gas. Under the entitlement method, revenue is recorded based on the Company's net revenue interest in production. Deliveries of natural gas in excess of the Company's net revenue interests are recorded as liabilities and under-deliveries are recorded as assets. Production imbalances are recorded at the lower of the sales price in effect at the time of production or the current market value. Substantially all such amounts are anticipated to be settled with production in future periods.

  Derivative Financial Instruments

   The Company utilizes derivative financial instruments to reduce its exposure to changes in the market prices of natural gas and crude oil. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge natural gas and oil prices. Commodity price and basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the commodity field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1998 or 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of such hedging transactions, oil and gas revenues were increased by $0.6 million in 1998, and were reduced by $6.0 million and $2.5 million in 1997 and 1996, respectively.

  Earnings per Share ("EPS")

   Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. For the years ended December 31, 1998 and 1997, the Company did not have any potentially dilutive securities, as net losses were incurred during these periods. For the year ended December 31, 1996, the Company's potentially dilutive securities included dilutive stock options. Potential dilution may also occur in future periods due to the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Nuevo Financing I ("TECONS").

                             NUEVO ENERGY COMPANY

  Stock-Based Compensation

   The Company applies the intrinsic value method for accounting for stock and stock-based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company applied the fair value method described by SFAS No. 123, "Accounting for Stock-Based Compensation", it would have incurred compensation expense for stock-based compensation in 1998, 1997 and 1996. (See Note 8 for the SFAS No. 123 pro forma effects on income and earnings per share.)

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

  Statements of Cash Flows

   For cash flow presentation purposes, the Company considers all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents. Interest paid in cash, net of amounts capitalized, for 1998, 1997 and 1996 was $31.6 million, $28.2 million and $30.6 million, respectively. Net amounts paid (refunded) in cash for income taxes for 1998, 1997 and 1996 were $1,332,000, ($45,000) and $1,500,000, respectively.

  Product Inventory

   Inventory relating to quantities of processed fuel oil and natural gas liquids in storage as of the balance sheet date is carried at current market pricing. The Company recognizes revenue for fuel oil sales when the sale is completed and risk of loss transfers to a third party purchaser. Fuel oil in inventory is stated at year end market prices less transportation costs; the Company recognizes changes in the market value of inventory from one period to the next as oil revenues.

  Use of Estimates

   In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, as well as reserve information, which affects the depletion calculation. Actual results could differ from those estimates.

  Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to the current presentation.

3.  ACQUISITIONS

   In April 1998, the Company acquired a third party's interest in the Yombo field in the Republic of Congo, West Africa ("Congo") for $7.8 million. Such acquisition added 3.4 million barrels of oil equivalent to the Company's reserve base and increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

                             NUEVO ENERGY COMPANY

   In April 1996, the Company consummated the acquisition of (i) certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") of Union Oil Company of California ("Unocal") for an adjusted purchase price of $490.2 million in cash plus a contingent payment based on future realized oil prices, and (ii) certain California oil properties ("Point Pedernales Properties", and together with the Unocal Properties, the "California Properties") from Torch Energy Advisors Incorporated ("Torch") and certain of its wholly-owned subsidiaries for a net adjusted purchase price of $35.7 million in Common Stock of the Company. The acquisition of the California Properties was effective as of October 1, 1995, and the purchase price was reduced by the net cash flows from production between such date and closing. The acquisition was recorded using the purchase method, effective April 1, 1996 for accounting purposes.

4.  DIVESTITURES

   On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted purchase price of $192.0 million. Of the proceeds, $100.0 million was set aside to fund an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquires domestic producing oil and gas properties in the first half of 1999. The remainder of the proceeds were used to repay outstanding senior bank debt. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale is July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 billion cubic feet of natural gas equivalent at January 1, 1999. The following condensed balance sheet reflects the pro forma effects of the sale of the East Texas assets:

                                                              Pro Forma         Pro Forma
                                           December 31,      Adjustments      December 31,
                                               1998        (Sale of E. TX)        1998
                                           ------------    ---------------    ------------
                                                             (Unaudited)       (Unaudited)
CONDENSED BALANCE SHEET

ASSETS:
 Current assets                                   $161,252         $(10,055)         $151,197
 Net property and equipment                        616,572               --           616,572
 Deferred tax assets, net                           27,534          (15,222)           12,312
 Other assets                                       12,327               --            12,327
                                                  --------         --------          --------
                                                  $817,685         $(25,277)         $792,408
                                                  ========         ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities                              $ 49,623         $ (9,530)         $ 40,093
 Long-term debt                                    419,150          (82,633)          336,517
 Deferred tax liabilities                               --               --                --
 Deferred revenue                                       --               --                --
 Other long-term liabilities                         2,034               --             2,034
 TECONS                                            115,000               --           115,000
 Stockholders' equity                              231,878           66,886           298,764
                                                  --------         --------          --------
                                                  $817,685         $(25,277)         $792,408
                                                  ========         ========          ========

   During the third quarter of 1998, the Company sold its interest in the Sansinena field in California, and recorded a gain on the sale of $4.1 million. During the first quarter of 1998, the Company sold its interest in the Coke field in Chapel Hill, Texas, and recorded a $1.7 million gain on this sale.

   In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets include: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value; an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximate carrying value; and the Illini

                             NUEVO ENERGY COMPANY
pipeline. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company entered into a sale agreement during 1998 to sell the Illini pipeline to a third party. Such sale is currently pending and awaiting regulatory approval. The Company's results of operations for the year ended December 31, 1998, included the operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated during 1998. The Company will retain its California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

   In May 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in the NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The effective date of the sale was January 1, 1997. Proceeds from the sale were used to reduce outstanding debt under the Company's revolving credit facility, as well as project debt related to the Benedum Gas Plant in the amount of $5.9 million. The Company recorded a pre-tax gain of $2.3 million relating to the sale.

   During the first quarter of 1997, the Company sold its interest in the Second Bayou field in Cameron Parish, Louisiana and recorded a gain of $1.4 million. During the third quarter of 1997, the Company recognized a loss of $1.6 million on the sale of South Timbalier Block 8. In addition, the Company disposed of several non-core properties at a combined net loss of $679,000.

   In June 1996, the Company sold 177 producing wells and the majority of its acreage in the Giddings field and East Texas Austin Chalk holdings for $27.3 million recognizing a gain of $9.2 million. The Company retained ownership of seven wells and surrounding acreage in the Turkey Creek prospect area of the Austin Chalk trend. The Company also sold several non-core properties at a combined loss of $3.2 million.

5.  PRODUCTION PAYMENTS

   In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field in East Texas. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. Each advance under the production payment obligates the Company to deliver a fixed volume of natural gas, based upon prevailing market conditions at the time of the advance. During 1994, the Company received $18.4 million, committing the Company to deliver
10.7 BCF of natural gas through December 1998. As of December 31, 1998, the Company had fulfilled its obligation under this commitment. The cash advances were reflected as deferred revenues on the Company's December 31, 1997 consolidated balance sheet and were amortized into revenue as the natural gas volumes were delivered. No such advances were received in 1998, 1997 or 1996.

6.  OUTSOURCING SERVICES

   Torch, the Company's outside service provider, is primarily in the business of providing management and advisory services relating to oil and gas assets for institutional and public investors and maintains a large technical, operating, accounting and administrative staff.

   In early 1999, Nuevo signed new outsourcing agreements with Torch and its subsidiaries, effective January 1, 1999, to provide the following services: (i) oil and gas administration (accounting, information technology and land administration); (ii) human resources; (iii) corporate administration (legal, graphics, support, and corporate insurance); (iv) crude oil marketing; (v) natural gas marketing; (vi) land leasing, and (vii) field operations. Each of the new agreements is stand alone, with different terms ranging from one to five years. In addition, the Company executed a Master Services Agreement with Torch, which contains all the overall terms and conditions governing each individual service agreement. Several functions, such as mergers and acquisitions and internal audit, will be brought in-house. The Company is still in the process of finalizing the field operations agreement with Torch, but anticipates signing this agreement in late March 1999.

                             NUEVO ENERGY COMPANY

   Prior to January 1, 1999, the Company's outsourcing services were governed by an agreement with Torch (the "Torch Agreement") whereby Torch administered certain business activities of the Company for a monthly fee. The Torch Agreement required Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% on the first $250 million of assets and one-twelfth of 1% on assets in excess of $250 million, excluding certain gas plant facilities and cash, plus 2% of monthly operating cash flows (as defined) during the period in which the services were rendered. In addition, the Torch Agreement contained a provision whereby 20% of the overhead fees on Torch operated properties were credited against the monthly fee paid to Torch, as well as a provision whereby the monthly fee was credited for one-twelfth of $900,000. For the years ended December 31, 1998, 1997 and 1996, outsourcing fees paid to Torch amounted to $9.5 million, $12.0 million and $10.2 million, respectively.

   A subsidiary of Torch markets oil, natural gas and natural gas liquids from certain oil and gas properties and gas plants in which the Company owns an interest. In 1998, 1997 and 1996, such marketing fees were $2.0 million, $2.9 million and $2.8 million, respectively.

   Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's fees charged for these activities for the years ended December 31, 1998, 1997 and 1996, was $25.5 million, $24.8 million and $8.8 million, respectively.

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

8.  STOCKHOLDERS' EQUITY

  Common and Preferred Stock

   The Certificate of Incorporation of the Company authorizes the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of Common Stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends that may be declared. Under the terms of the most restrictive indenture of the 8 7/8% Senior Subordinated Notes and the 9 1/2% Senior Subordinated Notes described in Note 10, the Company and its restricted subsidiaries had no funds available for the payment of dividends at December 31, 1998. However, the Company had unrestricted liquidity available through its unrestricted subsidiaries at December 31, 1998.

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

                             NUEVO ENERGY COMPANY

   During April 1996, the Company partially financed the acquisition of the Unocal Properties with the proceeds from the sale to the public of 5,109,200 shares of Common Stock (the "Common Stock Offering"). The purchase of the Point Pedernales Properties was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock valued at the public offering price of $28.00 per share in the Common Sock Offering.

  EPS Computation

   SFAS No. 128, "Earnings per Share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In 1998 and 1997, weighted average potential dilutive common shares of 331,000 and 670,000 are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows (amounts in thousands):

                                                                 For the Year Ended December 31,
                                                  --------------------------------------------------------------
                                                         1998                  1997*                1996*
                                                  -------------------   -------------------   ------------------
                                                     Loss      Shares     Income     Shares    Income     Shares
                                                  ----------   ------   ----------   ------   ---------   ------
(Loss) income before extraordinary item........    $(94,272)             $(10,676)             $34,278
Less:  Dividends on Preferred Stock............          --                    --                 (939)
                                                   --------              --------              -------
(Loss) earnings before extraordinary item per
 Common share -- Basic.........................     (94,272)   19,795     (10,676)   19,796     33,339    16,755
Effect of dilutive securities:
Convertible Preferred Stock....................          --        --          --        --        939        --
Stock options..................................          --        --          --        --         --     1,841
                                                   --------    ------    --------    ------    -------    ------
(Loss) earnings before extraordinary item per
 Common share -- Diluted.......................    $(94,272)   19,795    $(10,676)   19,796    $34,278    18,596
                                                   ========    ======    ========    ======    =======    ======

-----------------
* Restated

  Treasury Stock Repurchases

   In March 1997, the Board of Directors of the Company authorized the open market repurchase of up to one million shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996. In December 1997, the Board of Directors authorized the open market repurchase of an additional 500,000 shares of Common Stock during 1998, however, no such repurchase occurred during 1998.

  Put Options

   In May 1997, the Company sold put options on its Common Stock to a third party. The options gave the purchaser the right to sell to the Company 500,000 shares of its Common Stock at prices ranging from $40.26 to $41.04 per share through December 31, 1997. The contract gave the Company the choice of net cash, net shares, or physical settlement. Any repurchased shares would have been treated as Treasury Stock. The Company generated $1.6 million in option premium from these transactions, which is reflected in additional paid-in capital on the balance sheet. As of December 31, 1997, 400,000 of these options had expired with the Company's share prices above the strike price, and 100,000 of these options were settled on December 31, 1997, for a nominal amount of net cash.

                             NUEVO ENERGY COMPANY

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

  Executive Compensation Plan

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period. The stock held in the benefit trust is accounted for as a liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded a benefit related to deferred compensation of $0.6 million in 1998 and an expense of $0.8 million in 1997. The Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. The Plan applies to all executives at a level of Vice-President and above.

  Stock Incentive Plan

   In 1990, the Company established its 1990 Stock Option Plan ("Stock Option Plan"), with respect to its Common Stock, and in 1993, the Board of Directors adopted the Nuevo Energy Company 1993 Stock Incentive Plan ("Stock Incentive Plan"). The purpose of the Stock Option Plan and the Stock Incentive Plan is to provide directors and key employees of the Company and its subsidiaries performance incentives and to provide a means of encouraging stock ownership in the Company by such persons.

   The maximum number of shares subject to options under the Stock Incentive Plan is 2,500,000 shares. Options are granted under the Stock Incentive Plan on the basis of the optionee's contribution to the Company. No option may exceed a term of more than ten years. Options granted under the Stock Incentive Plan may be either incentive stock options or options that do not qualify as incentive stock options. The Company's compensation committee is authorized to designate the recipients of options, the dates of grants, the number of shares subject to options, the option price, the terms of payment upon exercise of the options, and the time during which the options may be exercised. Options granted are exercisable, in full, six months following the date of the grant.

                             NUEVO ENERGY COMPANY

   A summary of activity in the stock option plans during the three years ended 1998 is set forth below:

                                                                                             Weighted-
                                                                                              Average
                                                                    Options               Exercise Price
                                                               -----------------         -----------------
Outstanding at January 1, 1996..............................        1,835,837                 $17.97
  Granted...................................................          518,100                 $38.10
  Exercised.................................................         (587,799)                $17.03
                                                                    ---------
Outstanding at December 31, 1996............................        1,766,138                 $24.24
  Granted...................................................          652,875                 $41.89
  Exercised.................................................         (328,550)                $18.59
  Canceled..................................................           (1,000)                $47.88
                                                                    ---------
Outstanding at December 31, 1997............................        2,089,463                 $30.61
  Granted...................................................        1,124,800 *               $16.27
  Exercised.................................................          (70,925)                $18.35
  Canceled..................................................         (466,975)*               $36.19
                                                                    ---------
Outstanding at December 31, 1998............................        2,676,363                 $23.94
                                                                    =========
----------------

   *Reflects the cancellation and re-issuance of 401,850 non-executive employee stock options on December 14, 1998.

   The Company had 1,756,263 options and 1,493,088 options exercisable at December 31, 1998 and 1997, respectively. Detail of stock options outstanding and options exercisable at December 31, 1998 follows:

                                                        Outstanding                               Exercisable
                                      ------------------------------------------------     ---------------------------
                                                         Weighted-         Weighted-                       Weighted-
                                                          Average           Average                         Average
                                                         Remaining         Exercise                        Exercise
     Range of Exercise Prices            Number         Life (Years)         Price          Number           Price
     ------------------------         -------------     ------------         -----          ------       -------------
$11.00 to $12.38...................         738,934          9.54           $11.18           43,334          $11.64
$16.13 to $22.13...................       1,046,429          4.84           $19.52          821,929          $19.21
$29.00 to $39.93...................         322,000          6.46           $32.73          322,000          $32.73
$41.50 to $47.88...................         569,000          7.83           $43.70          569,000          $43.70
                                          ---------                                       ---------
  Total............................       2,676,363                                       1,756,263
                                          =========                                       =========

   The weighted-average fair value of options granted during 1998, 1997 and 1996, was $7.55, $12.89 and $11.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 50.9% in 1998, 35.2% in 1997 and 33.6% in 1996; risk free interest of 5% in 1998, 5.75% in 1997, and 6% in 1996, and average expected option lives of 3 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to Common Stockholders and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                                                           Year Ended December 31,
                                                                                -------------------------------------------
                                                                                   1998             1997*            1996*
                                                                                ---------         --------          -------
Net (loss) income........................................   As reported         $ (94,272)        $(13,700)         $34,278
                                                            Pro forma           $(103,434)        $(16,315)         $32,028
Net (loss) income available to Common Stockholders.......   As reported         $ (94,272)        $(13,700)         $33,339
                                                            Pro forma           $(103,434)        $(16,315)         $31,089
(Loss) earnings per Common share -- Basic................   As reported         $   (4.76)        $  (0.69)         $  1.99
                                                            Pro forma           $   (5.23)        $  (0.82)         $  1.86
(Loss) earnings per Common share -- Diluted..............   As reported         $   (4.76)        $  (0.69)         $  1.84
                                                            Pro forma           $   (5.23)        $  (0.82)         $  1.72

--------------
* Restated

                             NUEVO ENERGY COMPANY

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

10.    LONG-TERM DEBT

   Long-term debt is comprised of the following at December 31, 1998 and 1997 (amounts in thousands):

                                                                                        1998                1997
                                                                                      --------            --------
8 7/8% Senior Subordinated Notes (a).......................................           $100,000            $     --
9 1/2% Senior Subordinated Notes (b).......................................            160,000             160,000
OPIC credit facility (at 5.55% and 6.04% at December 31, 1998 and 1997,
 respectively, plus a guaranty fee of 2.75%) (c)...........................              3,902               7,605

Bank credit facility (at 5.94% and 6.125% at December 31, 1998 and 1997,
 respectively) (d).........................................................            158,400             142,000

Other......................................................................                 --                  51
                                                                                      --------            --------
   Total debt..............................................................            422,302             309,656
Less current maturities....................................................             (3,152)             (3,716)
                                                                                      --------            --------
Long-term debt.............................................................           $419,150            $305,940
                                                                                      ========            ========

_______
(a) In June 1998, the Company issued $100.0 million , 8 7/8% Senior Subordinated Notes due June 1, 2008 (the "8 7/8% Notes"). Interest on the 8 7/8% Notes accrues at the rate of 8 7/8% per annum and is payable semi-annually in arrears on June 1 and December 1. The 8 7/8% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 8 7/8% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limits restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restricts mergers, consolidations or sales of assets.
     The 8 7/8% Notes are guaranteed by certain of Nuevo's subsidiaries.  The
     8 7/8% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 8 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

(b) In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with proceeds from the sale to the public of a principal amount of $160.0 million, 9 1/2% Senior Subordinated Notes due April 15, 2006 (the "9 1/2% Notes"). Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on April 15 and October 15. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2001, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limits restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restricts mergers, consolidations or sales of assets. The 9 1/2% Notes were guaranteed by

                             NUEVO ENERGY COMPANY
     certain of Nuevo's subsidiaries until February 1998, at which time such subsidiaries were released as guarantors. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

(c) In February 1995, in connection with the purchase of the stock of Amoco Congo Production Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The security for such facility is the assets and stock of the Nuevo Congo Company ("NCC"). The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. The remaining funds under the credit facility will be used to finance 75% of the development drilling program in the Congo. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is the London Interbank Offered Rate ("LIBOR") plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, payable quarterly. At December 31, 1998, the interest rate was 5.55%, plus the guarantee fee of 2.75%. The loan agreement requires a sixteen-quarter repayment period.


(d) Nuevo's Amended and Restated Credit Agreement, (the "Agreement"), dated as of February 13, 1998, provides for unsecured revolving credit availability of up to $400 million (subject to a periodic borrowing base determination) from a bank group led by NationsBank of Texas, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003.

     The borrowing base determination establishes the maximum borrowings that may be outstanding under the credit facility, and is determined by a two-thirds vote of the banks (three-fourths in the event of an increase in the borrowing base), each of which bases its judgement on (i) the present value of the Company's oil and gas reserves based on its own assumptions regarding future prices, production, costs, risk factors and discount rates, and (ii) on projected cash flow coverage ratios calculated under varying scenarios. If amounts outstanding under the credit facility exceed the borrowing base, as redetermined from time to time, the Company would be required to repay such excess over a defined period of time.

     Effective January 6, 1999 the borrowing base was reduced from $380 million to $200 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous determination.

     Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases. At December 31, 1998 the Company's interest rate under the credit facility was LIBOR plus .375%, or 5.94%. Outstandings under this facility at year end were $158.4 million, and at January 6, 1999 were reduced by $82.6 million from a portion of the proceeds of the East Texas sale.

     The Credit Agreement has customary covenants including, but not limited to, covenants with respect to to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and (ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) to fixed charge coverage ratio, a net worth requirement, and a funded debt to capitalization ratio. As a result of reduced revenues due to falling oil prices, the Company has obtained amendments for relief from the EBITDA fixed charge coverage test through March 31, 2000. The Company is in compliance with this test and all other covenants of the Agreement at December 31, 1998. The Company is currently in negotiation with its banks regarding other terms of the Agreement, including pricing, security, the frequency of borrowing base determinations and certain other covenants. Management believes the outcome of such negotiations will result, over time, in improved borrowing base availability and greater certainty of the commitment of this facility during difficult periods in the oil and gas industry.

     In June 1997, the Company redeemed its 12 1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. In addition to the

                             NUEVO ENERGY COMPANY
     premium, the Company wrote off approximately $2.0 million of unamortized discount and deferred financing costs. The redemption resulted in an extraordinary loss on early extinguishment of debt in the amount of $3.0 million, net of the related tax benefit of $2.0 million. The Company used proceeds from its bank facility to fund the redemption.

     The amount of scheduled debt maturities during the next five years and thereafter is as follows (amounts in thousands):

               1999...........................................  $  3,152
               2000...........................................       750
               2001...........................................        --
               2002...........................................        --
               2003...........................................   158,400
               Thereafter.....................................   260,000
                                                                --------
                 Total debt...................................  $422,302
                                                                ========

     Based upon the quoted market price, the fair value of the 8 7/8% Notes was estimated to be $90.6 million at December 31, 1998, and the fair value of the 9 1/2 % Notes was estimated to be $160.2 million and $170.3 million at December 31, 1998 and 1997, respectively. For the OPIC credit facility and other debt, for which no quoted prices are available, management believes the carrying value of the debt materially represents the fair value of the debt at December 31, 1998 and 1997.

                             NUEVO ENERGY COMPANY

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  NCC is a U.S. corporation with foreign branch operations in the Congo. The functional currency of NCC is the U.S. Dollar and its income is taxed in the United States. The Company's Congo investment involves risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment, and expropriation and nationalization of assets. The Company's investment is insured through political risk insurance provided by OPIC.

  The OPIC credit facility, discussed in Note 10, requires the Company to provide consolidating financial statements that separately show NCC. Also shown separately is Nuevo Congo LTD. ("NCL") which is the company that holds Nuevo's additional interest in the Yombo field in the Congo (see Note 3) that was acquired in 1998. These condensed consolidating financial statements are presented below:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 31, 1998

                             (AMOUNTS IN THOUSANDS)

                                                           Nuevo               NCC               NCL            Consolidated
                                                          --------           -------           -------          ------------
Total current assets............................          $145,906           $12,870           $ 2,476            $161,252
Net property and equipment......................           568,509            39,112             8,951             616,572
Deferred tax assets, net........................            27,059               475                --              27,534
Total other assets..............................            12,308                19                --              12,327
                                                          --------           -------           -------            --------
  Total assets..................................          $753,782           $52,476           $11,427            $817,685
                                                          ========           =======           =======            ========
Total current liabilities.......................          $ 18,006           $31,163           $   454            $ 49,623
Long-term debt..................................           418,400               750                --             419,150
Other long-term liabilities.....................             2,034                --                --               2,034
Mandatorily Redeemable Convertible Preferred
 Securities of Nuevo Financing I................           115,000                --                --             115,000

Total stockholders' equity......................           200,342            20,563            10,973             231,878
                                                          --------           -------           -------            --------
  Total liabilities and stockholders' equity....          $753,782           $52,476           $11,427            $817,685
                                                          ========           =======           =======            ========

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                                          Nuevo*               NCC*           Consolidated*
                                                                         --------            -------          -------------
Total current assets...........................................          $ 51,318            $ 7,542            $ 58,860
Net property and equipment.....................................           701,000             33,111             734,111
Total other assets.............................................            11,220                 95              11,315
                                                                         --------            -------            --------
  Total assets.................................................          $763,538            $40,748            $804,286
                                                                         ========            =======            ========
Total current liabilities......................................          $ 44,177            $ 5,426            $ 49,603
Long-term debt.................................................           302,038              3,902             305,940
Deferred tax liabilities.......................................             4,771                215               4,986
Other long-term liabilities....................................            (5,642)             9,660               4,018
Mandatorily Redeemable Convertible Preferred Securities of
 Nuevo Financing I.............................................           115,000                 --             115,000
Total stockholders' equity.....................................           303,194             21,545             324,739
                                                                         --------            -------            --------
  Total liabilities and stockholders' equity...................          $763,538            $40,748            $804,286
                                                                         ========            =======            ========

---------------
* Restated

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                             (AMOUNTS IN THOUSANDS)

                                                           Nuevo                NCC                NCL            Consolidated
                                                         ---------            -------             ------          ------------
Revenues........................................         $ 236,758            $14,607             $1,338           $ 252,703
Expenses........................................           362,103             16,279              1,218             379,600
                                                         ---------            -------             ------           ---------
(Loss) income before income taxes...............          (125,345)            (1,672)               120            (126,897)
Income tax benefit..............................           (31,935)              (690)                --             (32,625)
                                                         ---------            -------             ------           ---------
Net (loss) income...............................         $ (93,410)           $  (982)            $  120           $ (94,272)
                                                         =========            =======             ======           =========


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        FOR YEAR ENDED DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                                          Nuevo*               NCC*           Consolidated*
                                                                         --------            -------          -------------
Revenues.......................................................          $334,446            $22,832            $357,278
Expenses.......................................................           358,079             16,531             374,610
                                                                         --------            -------            --------
(Loss) income before income taxes and extraordinary item.......           (23,633)             6,301             (17,332)
Income tax (benefit) expense...................................            (6,883)               227              (6,656)
                                                                         --------            -------            --------
(Loss) income before extraordinary item........................           (16,750)             6,074             (10,676)
Extraordinary loss on early extinguishment of debt, net of tax
 benefit.......................................................             3,024                 --               3,024
                                                                         --------            -------            --------
Net (loss) income..............................................          $(19,774)           $ 6,074            $(13,700)
                                                                         ========            =======            ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                          Nuevo*              NCC*           Consolidated*
                                                                         --------           -------          -------------
Revenues.......................................................          $308,380           $20,677             $329,057
Expenses.......................................................           256,568            14,246              270,814
                                                                         --------           -------             --------
Income before income taxes.....................................            51,812             6,431               58,243
Income tax expense (benefit)...................................            23,969                (4)              23,965
                                                                         --------           -------             --------
Net income.....................................................            27,843             6,435               34,278
Dividends on Preferred Stock...................................               939                --                  939
                                                                         --------           -------             --------
Net earnings available to Common Stockholders..................          $ 26,904           $ 6,435             $ 33,339
                                                                         ========           =======             ========

---------------
* Restated

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                             Nuevo               NCC                NCL           Consolidated
                                                           ---------           --------           -------         ------------
Cash flows from operating activities:
  Net (loss) income................................        $ (93,410)          $   (982)          $   120           $ (94,272)
  Non-cash adjustments.............................          119,473              4,281                --             123,754
  Change in assets and liabilities.................           (8,015)            14,923              (557)              6,351
                                                           ---------           --------           -------           ---------
     Net cash provided by (used in) operating
      activities...................................           18,048             18,222              (437)             35,833
                                                           ---------           --------           -------           ---------
Cash flows from investing activities:
  Additions to oil and gas properties..............         (137,430)           (10,971)           (8,951)           (157,352)
  Proceeds from sale of properties.................           11,830                 --                --              11,830
  Additions to other properties and other..........           (2,813)                --                --              (2,813)
                                                           ---------           --------           -------           ---------
       Net cash used in investing activities.......         (128,413)           (10,971)           (8,951)           (148,335)
                                                           ---------           --------           -------           ---------
Cash flows from financing activities:
  Proceeds from borrowings.........................          240,900                 --                --             240,900
  Payments of long-term debt.......................         (124,551)            (3,703)               --            (128,254)
  Contribution to (from) Nuevo.....................          (10,852)                --            10,852                  --
  Other............................................           (1,949)                --                --              (1,949)
                                                           ---------           --------           -------           ---------
     Net cash provided by (used in) financing
      activities...................................          103,548             (3,703)           10,852             110,697
                                                           ---------           --------           -------           ---------
Net increase (decrease) in cash & cash equivalents.           (6,817)             3,548             1,464              (1,805)
Cash and cash equivalents at beginning of year.....            7,417              1,791                --               9,208
                                                           ---------           --------           -------           ---------
Cash and cash equivalents at end of year...........        $     600           $  5,339           $ 1,464           $   7,403
                                                           =========           ========           =======           =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                            Nuevo*              NCC*            Consolidated*
                                                                          ---------           --------          -------------
Cash flows from operating activities:
  Net (loss) income...............................................        $ (19,774)          $  6,074           $ (13,700)
  Non-cash adjustments............................................          155,749              3,612             159,361
  Change in assets and liabilities................................           12,846              6,955              19,801
                                                                          ---------           --------           ---------
     Net cash provided by operating activities....................          148,821             16,641             165,462
                                                                          ---------           --------           ---------
Cash flows from investing activities:
  Additions to oil and gas properties.............................         (182,261)           (12,847)           (195,108)
  Proceeds from sale of properties................................           27,377                 --              27,377
  Additions to other properties and other.........................           (1,747)                --              (1,747)
                                                                          ---------           --------           ---------
       Net cash used in investing activities......................         (156,631)           (12,847)           (169,478)
                                                                          ---------           --------           ---------
Cash flows from financing activities:
  Proceeds from borrowings........................................          234,000                 --             234,000
  Payments of long-term debt......................................         (213,800)            (3,703)           (217,503)
  Other...........................................................          (16,909)                --             (16,909)
                                                                          ---------           --------           ---------
     Net cash provided by (used in) financing activities..........            3,291             (3,703)               (412)
                                                                          ---------           --------           ---------
Net (decrease) increase in cash and cash equivalents..............           (4,519)                91              (4,428)
Cash and cash equivalents at beginning of year....................           11,936              1,700              13,636
                                                                          ---------           --------           ---------
Cash and cash equivalents at end of year..........................        $   7,417           $  1,791           $   9,208
                                                                          =========           ========           =========

-----------------
* Restated

                             NUEVO ENERGY COMPANY

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                            (AMOUNTS IN THOUSANDS)

                                                                             Nuevo*              NCC*           Consolidated*
                                                                           ---------           --------         -------------
Cash flows from operating activities:
  Net income......................................................         $  27,843           $  6,435           $  34,278
  Non-cash adjustments............................................            89,792              2,469              92,261
  Change in assets and liabilities................................            (6,483)             6,865                 382
                                                                           ---------           --------           ---------
     Net cash provided by operating activities....................           111,152             15,769             126,921
                                                                           ---------           --------           ---------
Cash flows from investing activities:
  Additions to oil and gas properties.............................          (496,516)           (19,469)           (515,985)
  Proceeds from sale of properties................................            42,700                 --              42,700
  Additions to other properties and other.........................           (72,717)                --             (72,717)
                                                                           ---------           --------           ---------
       Net cash used in investing activities......................          (526,533)           (19,469)           (546,002)
                                                                           ---------           --------           ---------
Cash flows from financing activities:
  Proceeds from borrowings........................................           402,000              6,000             408,000
  Proceeds from issuance of Company-Obligated Mandatorily
   Redeemable Convertible Preferred Securities of Nuevo
   Financing I....................................................           115,000                 --             115,000
  Payments of long-term debt......................................          (229,406)            (2,953)           (232,359)
  Other...........................................................           136,311                 --             136,311
                                                                           ---------           --------           ---------
     Net cash provided by financing activities....................           423,905              3,047             426,952
                                                                           ---------           --------           ---------
Net increase (decrease) in cash and cash equivalents..............             8,524               (653)              7,871
Cash and cash equivalents at beginning of year....................             3,412              2,353               5,765
                                                                           ---------           --------           ---------
Cash and cash equivalents at end of year..........................         $  11,936           $  1,700           $  13,636
                                                                           =========           ========           =========

12.  INCOME TAXES

  Income tax (benefit) expense is summarized as follows (amounts in thousands):

                                                                                  Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                     1998                  1997*                 1996*
                                                                 ------------         --------------        --------------
Current
 Federal................................................          $   (105)              $   135               $ 1,200
  State.................................................                --                   421                   300
                                                                  --------               -------               -------
                                                                      (105)                  556                 1,500
                                                                  --------               -------               -------
Deferred
  Federal...............................................           (24,172)               (7,449)               17,465
  State.................................................            (8,348)               (1,800)                5,000
                                                                  --------               -------               -------
                                                                   (32,520)               (9,249)               22,465
                                                                  --------               -------               -------
   Total income tax (benefit) expense...................          $(32,625)              $(8,693)              $23,965
                                                                  ========               =======               =======

  A deferred tax benefit related to the exercise of employee stock options of approximately $5.3 million and $4.7 million was allocated directly to additional paid-in capital in 1997 and 1996, respectively. A current tax benefit of $2.0 million was allocated to the extraordinary loss in 1997.

-----------------
*Restated

                             NUEVO ENERGY COMPANY

  Total income tax (benefit) expense differs from the amount computed by applying the Federal income tax rate to (loss) income before income taxes, minority interest and extraordinary item. The reasons for these differences are as follows:

                                                                                          Year Ended December 31,
                                                                          ------------------------------------------------------
                                                                              1998                1997*                1996*
                                                                          ------------        -------------         ------------
Statutory Federal income tax rate................................            (35.0)%              (35.0)%               35.0%
(Decrease) increase in tax rate resulting from:
  State income taxes, net of Federal benefit.....................             (4.3)                (4.0)                 5.9
  Non-realization of tax benefits related to provision for
   impairment on assets held for sale............................               --                  3.6                   --
  Increase in valuation allowance................................             13.4                   --                   --
  Nondeductible travel and entertainment and other...............              0.2                 (3.4)                  .4%
                                                                             -----                -----                 ----
                                                                             (25.7)%              (38.8)%               41.3%
                                                                             =====                =====                 ====

  The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows (amounts in thousands):

                                                                                        As of December 31,
                                                                                   ----------------------------
                                                                                     1998                1997*
                                                                                   --------            --------
Net operating loss carryforwards......................................             $ 45,610            $ 10,267
Alternative minimum tax credit carryforwards..........................                1,054               1,337
State income taxes....................................................                1,520                  --
Capital loss carryforwards............................................                2,365                 700
                                                                                   --------            --------
  Total deferred income tax assets....................................               50,549              12,304
  Less: valuation allowance...........................................              (17,646)               (700)
                                                                                   --------            --------
  Net deferred income tax assets......................................               32,903              11,604
                                                                                   --------            --------
Property and equipment................................................               (5,369)            (12,694)
State income taxes....................................................                   --              (3,896)
                                                                                   --------            --------
  Total deferred income tax liabilities...............................               (5,369)            (16,590)
                                                                                   --------            --------
Net deferred income tax asset (liability).............................             $ 27,534            $ (4,986)
                                                                                   ========            ========

---------------
* Restated

  At December 31, 1998, the Company had a net operating loss carryforward for regular tax of approximately $130.3 million, which will expire in future years beginning in 2006 through 2012. The alternative minimum tax credit carryforward of $1.1 million does not expire and may be applied to reduce regular income tax to an amount not less than the alternative minimum tax payable in any one year. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets will not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million.

                             NUEVO ENERGY COMPANY

13. INDUSTRY SEGMENT INFORMATION

  As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports.

  The Company's operations are concentrated primarily in two segments: exploration and production of oil and natural gas, and gas plant and other facilities.

                                                                                          As of and For the Year Ended
                                                                                                  December 31,
                                                                               --------------------------------------------------
                                                                                 1998                1997*                1996*
                                                                               --------            --------             ---------
                                                                                            (Amounts in thousands)
Sales to unaffiliated customers:
  Oil and gas -- East...............................................           $  46,885            $ 61,456             $ 74,930
  Oil and gas -- West...............................................             177,315             247,723              184,261
  Oil and gas -- Foreign............................................              15,810              22,794               20,668
  Gas plant, pipeline and other facilities..........................               5,365              20,598               41,576
                                                                               ---------            --------             --------
  Total sales.......................................................             245,375             352,571              321,435
  Other revenues....................................................               7,328               4,707                7,622
                                                                               ---------            --------             --------
  Total revenues....................................................           $ 252,703            $357,278             $329,057
                                                                               =========            ========             ========
Operating (loss) profit before income taxes:
  Oil and gas -- East...............................................           $  22,608            $ 24,745             $ 37,659
  Oil and gas -- West...............................................             (67,677)             40,369               72,049
  Oil and gas -- Foreign............................................             (12,849)              6,172                7,247
  Gas plant, pipeline and other facilities (2)......................               3,063             (22,478)               2,619
                                                                               ---------            --------             --------
                                                                                 (54,855)             48,808              119,574
  Unallocated corporate expenses....................................              32,958              32,170               25,157
  Interest expense..................................................              32,471              27,357               36,009
  Dividends on TECONS...............................................               6,613               6,613                  165
                                                                               ---------            --------             --------
  Operating (loss) profit before income taxes.......................           $(126,897)           $(17,332)            $ 58,243
                                                                               =========            ========             ========
Identifiable assets:
  Oil and gas -- Domestic (1).......................................           $ 748,695            $671,603             $682,995
  Oil and gas -- Foreign............................................              40,700              40,139               33,147
  Gas plant and other facilities....................................              14,893              17,387               66,329
                                                                               ---------            --------             --------
                                                                                 804,288             729,129              782,471
 Corporate assets and investments...................................              13,397              75,157               35,172
                                                                               ---------            --------             --------
  Total.............................................................           $ 817,685            $804,286             $817,643
                                                                               =========            ========             ========
Capital expenditures:
  Oil and gas -- East...............................................           $  36,597            $ 32,857             $ 37,480
  Oil and gas -- West (1)...........................................              96,179             148,927              525,259
  Oil and gas -- Foreign............................................              30,498              14,111               19,607
  Gas plant and other facilities....................................               2,813               1,747                2,717
                                                                               ---------            --------             --------
                                                                               $ 166,087            $197,642             $585,063
                                                                               =========            ========             ========
Depreciation, depletion and amortization:
  Oil and gas -- East...............................................           $  10,391            $ 14,252             $ 24,842
  Oil and gas -- West...............................................              68,164              81,011               43,964
  Oil and gas -- Foreign............................................               4,971               3,385                2,473
  Gas plant and other facilities....................................                 812               2,830                3,812
                                                                               ---------            --------             --------
                                                                               $  84,338            $101,478             $ 75,091
                                                                               =========            ========             ========

----------------
*  Restated

                             NUEVO ENERGY COMPANY

(1) Identifiable assets and capital expenditures for 1996 include $15.0 million in costs associated with gas plant facilities in California, which processes immaterial amounts of third party gas, and whose revenues from the sale of these liquids are included in oil and gas revenues.

(2) Gas plant and other facilities operations for 1998 include a positive revision to a prior period charge of $3.7 million and for 1997 include a charge for $23.9 million to record an impairment on assets held for sale and a $2.3 million gain on sale. See Note 4.

   In 1998, 1997 and 1996, the Company had one customer that accounted for 60%, 62%, and 52% of oil and gas revenues, respectively. Also in 1998, the Company had another customer who accounted 10% of oil and gas revenues.

14. CONTINGENCIES

  The Company has been named as a defendant in the lawsuit Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. currently pending in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege: (i) underpayment of royalties and claim damages, on a gross basis against all working interest owners, of $27.7 million plus $26.2 million in interest for the period from 1985 to date; (ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interests of $40.8 million, on a gross basis; (iii) $59.7 million (gross) for alleged failure to develop and $20.0 million (gross) for interest in the alleged failure to develop; and (iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

  In March 1999, the Company discovered that an employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 from exploration costs to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

  In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Torch, which operates the platform and pipeline for the Company, responded immediately by shutting down the pipeline and notified the National Response Center and all appropriate Federal, state, and local authorities, as well as petroleum industry environmental response consortia.
The costs of the clean up and the repair either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000 net to the Company. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

  The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no

                             NUEVO ENERGY COMPANY
assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC.

  The Company and its partners in the Congo are undergoing a tax examination related to their ownership interests in the Yombo field offshore Republic of Congo, for the years 1994 through 1997. The Congolese taxing authorities have issued a preliminary assessment of approximately $24.0 million in taxes and penalties for all years, in aggregate for all parties who have ownership in this field. Nuevo's working interest in this field is 43.75% during the years under examination. The Company, along with the other partners, is in discussions with the Congolese taxing authorities refuting this assessment as without merit to the items being disallowed. Management does not believe that the outcome of this matter will have a material adverse effect upon the Company.

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

  During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo in the future.

15.  FINANCIAL INSTRUMENTS

  The Company periodically uses derivative financial instruments to manage oil and natural gas price risk. For 1999, the Company entered into swap agreements on 4,500 barrels of oil per day ("BOPD") of its Congo production, hedging the basis differential between No. 6 fuel oil and West Texas Intermediate ("WTI") at an average differential of $2.28. The Company also purchased a call option on 2,000 BOPD of its Congo production at a strike price of $16.00 per barrel of oil ("BBL"), to hedge the Company's potential liability under a price sharing agreement with a third party. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

  For 1999, the Company has entered into an agreement under which a portion of the its fixed rate debt will be converted to floating rate debt. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider.

Determination of Fair Values of Financial Instruments

  Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1998 and 1997.

                             NUEVO ENERGY COMPANY

                                                                 December 31, 1998                  December 31, 1997
                                                             ----------------------------       ---------------------------
                                                             Carrying        Approximate        Carrying       Approximate
                                                              Value          Fair Value          Value          Fair Value
                                                             --------        ------------       --------       ------------
Other investments......................................       $     80         $     80          $    434         $    553
Derivative Instruments:
  Option premium.......................................            292              241                --               --
  Commodity price swaps................................             --           (2,636)               --              506
Long-term debt (see Note 10)...........................        419,150          409,938           305,940          316,228
TECONS.................................................        115,000           71,875           115,000          112,700

                             NUEVO ENERGY COMPANY

16.  SUPPLEMENTAL INFORMATION - (UNAUDITED)

  Oil and Gas Producing Activities:

  Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production as of December 31, 1998 are based primarily on reserve reports prepared by the independent petroleum engineering firm of Ryder Scott Company. Reserve quantities and future production for previous years are based primarily upon reserve reports prepared by Ryder Scott Company and the independent petroleum firm of Poco Oil Company. These estimates are inherently imprecise and subject to substantial revision.

  Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids ("NGL") were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The estimates are based on realized prices at year-end, of $8.03 per BBL and $1.79 per thousand cubic feet of gas ("MCF"). Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. Because the disclosure requirements are standardized, significant changes can occur in these estimates based upon oil and gas prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

  The following tables include the Company's East Texas natural gas assets, which were sold on January 6, 1999 (see Note 4). Such assets accounted for 54.9 MBOE, or 21%, of the Company's December 31, 1998 net proved reserve estimates.

Costs incurred (amounts in thousands)-

  The following table sets forth the costs incurred in property acquisition and development activities:

                                                                                            Year Ended December 31,
                                                                             ---------------------------------------------------
                                                                                1998                1997*                1996*
                                                                             ---------           ----------           ----------
DOMESTIC
Property acquisition:
 Proved properties(2)...............................................          $    200            $ 10,206             $452,603
 Unproved properties................................................             1,320                  --               40,000
Exploration.........................................................            26,706              18,474                7,289
Development(1)......................................................           104,550             153,104               62,847
                                                                              --------            --------             --------
                                                                              $132,776            $181,784             $562,739
                                                                              ========            ========             ========
FOREIGN
Property acquisition:
 Proved properties..................................................          $  7,809            $     --             $     --
 Unproved properties................................................             1,404                  --                   --
Exploration.........................................................             9,204              10,887                8,844
Development.........................................................            12,081               3,224               10,763
                                                                              --------            --------             --------
                                                                              $ 30,498            $ 14,111             $ 19,607
                                                                              ========            ========             ========

                             NUEVO ENERGY COMPANY

 Costs incurred (amounts in thousands) Cont'd. -

                                                                                            Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                  1998                1997*                1996*
                                                                                --------            --------             --------
TOTAL
Property acquisition:
 Proved properties..................................................            $  8,009            $ 10,206             $452,603
 Unproved properties................................................               2,724                  --               40,000
Exploration.........................................................              35,910              29,361               16,133
Development.........................................................             116,631             156,328               73,610
                                                                                --------            --------             --------
                                                                                $163,274            $195,895             $582,346
                                                                                ========            ========             ========

(1) Includes capitalized interest directly related to development activities of $0.6 million in 1998 and $2.4 million in 1997.
(2) The acquisition of domestic proved properties for 1996 includes $15.0 million in costs associated with gas plant facilities in California.
---------------
*  Restated

Capitalized costs (amounts in thousands)-

The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                 1998                 1997*                1996*
                                                                               ---------            ---------            ---------
DOMESTIC
Proved properties...................................................           $ 877,230            $ 903,096            $ 739,260
Unproved properties.................................................              20,984               41,661               44,661
                                                                               ---------            ---------            ---------
 Total capitalized costs............................................             898,214              944,757              783,921
 Accumulated depreciation, depletion and amortization...............            (401,139)            (315,038)            (198,024)
                                                                               ---------            ---------            ---------
  Net capitalized costs.............................................           $ 497,075            $ 629,719            $ 585,897
                                                                               =========            =========            =========
FOREIGN
Proved properties...................................................           $  59,774            $  39,516            $  26,677
Unproved properties.................................................               1,360                   --                   --
                                                                               ---------            ---------            ---------
 Total capitalized costs............................................              61,134               39,516               26,677
 Accumulated depreciation, depletion and amortization...............             (11,724)              (6,378)              (2,993)
                                                                               ---------            ---------            ---------
  Net capitalized costs.............................................           $  49,410            $  33,138            $  23,684
                                                                               =========            =========            =========
TOTAL
Proved properties...................................................           $ 937,004            $ 942,612            $ 765,937
Unproved properties.................................................              22,344               41,661               44,661
                                                                               ---------            ---------            ---------
 Total capitalized costs............................................             959,348              984,273              810,598
 Accumulated depreciation, depletion and amortization...............            (412,863)            (321,416)            (201,017)
                                                                               ---------            ---------            ---------
  Net capitalized costs.............................................           $ 546,485            $ 662,857            $ 609,581
                                                                               =========            =========            =========

----------------
*  Restated

                             NUEVO ENERGY COMPANY

Results of operations for producing activities (amounts in thousands) --

                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                 1998                 1997*                1996*
                                                                               ---------            ---------             --------
DOMESTIC
Revenues from oil and gas producing activities......................           $ 224,200            $ 309,179             $259,191
Production costs....................................................            (122,816)            (108,074)             (82,119)
Exploration costs...................................................              (5,137)              (9,813)              (4,566)
Depreciation, depletion and amortization............................             (78,555)             (95,263)             (68,806)
Provision for impairment of oil and gas properties..................             (68,529)             (30,000)                  --
Income tax benefit (provision)......................................              13,234              (26,449)             (42,828)
                                                                               ---------            ---------             --------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $ (37,603)           $  39,580             $ 60,872
                                                                               =========            =========             ========
FOREIGN
Revenues from oil and gas producing activities......................           $  15,810            $  22,794             $ 20,668
Production costs....................................................             (11,888)             (11,968)             (10,943)
Exploration costs...................................................             (11,425)              (1,269)                  (5)
Depreciation, depletion and amortization............................              (4,971)              (3,385)              (2,473)
Provision for impairment of oil and gas properties..................                (375)                  --                   --
Income tax benefit (provision)......................................               3,174               (2,469)              (2,993)
                                                                               ---------            ---------             --------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $  (9,675)           $   3,703             $  4,254
                                                                               =========            =========             ========
TOTAL
Revenues from oil and gas producing activities......................           $ 240,010            $ 331,973             $279,859
Production costs....................................................            (134,704)            (120,042)             (93,062)
Exploration costs...................................................             (16,562)             (11,082)              (4,571)
Depreciation, depletion and amortization............................             (83,526)             (98,648)             (71,279)
Provision for impairment of oil and gas properties..................             (68,904)             (30,000)                  --
Income tax benefit (provision)......................................              16,408              (28,918)             (45,821)
                                                                               ---------            ---------             --------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $ (47,278)           $  43,283             $ 65,126
                                                                               =========            =========             ========

--------------
*  Restated

Per unit sales prices and costs:

                                                                                          Year Ended December 31,
                                                                                ----------------------------------------------
                                                                                 1998                1997                1996
                                                                                ------             -------             -------
DOMESTIC
Average sales price:
  Oil (per barrel)................................................              $ 9.10              $14.88              $15.99
  Gas (per MCF)...................................................              $ 2.00              $ 2.06              $ 2.08
Average production cost per equivalent barrel.....................              $ 5.33              $ 4.96              $ 4.63
FOREIGN
Average sales price:
  Oil (per barrel)................................................              $10.82              $14.66              $14.56
Average production cost per equivalent barrel.....................              $ 8.14              $ 7.70              $ 7.71
TOTAL
Average sales price:
  Oil (per barrel)................................................              $ 9.25              $14.86              $15.84
  Gas (per MCF)...................................................              $ 2.00              $ 2.06              $ 2.08
Average production cost per equivalent barrel.....................              $ 5.56              $ 5.14              $ 4.86

                             NUEVO ENERGY COMPANY

  The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                              For the Year Ended December 31,
                                              --------------------------------------------------------------
                                                     1998                  1997                  1996
                                              ------------------    ------------------    ------------------
                                                Oil*       Gas        Oil*       Gas        Oil*       Gas
                                               (Mbbl)     (Mmcf)     (Mbbl)     (Mmcf)     (Mbbl)     (Mmcf)
                                              -------    -------    -------    -------    -------    -------
DOMESTIC
Proved reserves at beginning of year.......   202,771    390,691    165,839    394,630      9,700    301,311
Revisions of previous estimates............   (41,399)    (8,953)    10,177     (5,105)     5,581     (1,388)
Extensions and discoveries.................    17,694     55,575     39,911     35,682      3,615     18,291
Production.................................   (17,345)   (32,521)   (15,854)   (35,625)   (11,924)   (34,775)
Sales of reserves in-place.................    (1,595)    (1,536)       (15)      (675)    (2,506)   (30,588)
Purchase of reserves in-place..............     4,174         --      2,713      1,784    161,373    141,779
                                              -------    -------    -------    -------    -------    -------
Proved reserves at end of year.............   164,300    403,256    202,771    390,691    165,839    394,630
                                              =======    =======    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................   143,486    266,179    122,088    236,013      8,289    142,012
                                              =======    =======    =======    =======    =======    =======
  End of year..............................   123,077    308,667    143,486    266,179    122,088    236,013
                                              =======    =======    =======    =======    =======    =======
FOREIGN
Proved reserves at beginning of year.......    24,493         --     20,214         --     20,826         --
Revisions of previous estimates............      (420)        --     (1,313)        --       (107)        --
Extensions and discoveries.................        --         --      7,147         --        915         --
Production.................................    (1,461)        --     (1,555)        --     (1,420)        --
Sales of reserves in-place.................        --         --         --         --         --         --
Purchase of reserves in-place..............     3,229         --         --         --         --         --
                                              -------    -------    -------    -------    -------    -------
Proved reserves at end of year.............    25,841         --     24,493         --     20,214         --
                                              =======    =======    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................     9,526         --     16,727         --     14,787         --
                                              =======    =======    =======    =======    =======    =======
  End of year..............................    10,242         --      9,526         --     16,727         --
                                              =======    =======    =======    =======    =======    =======
TOTAL
Proved reserves at beginning of year.......   227,264    390,691    186,053    394,630     30,526    301,311
Revisions of previous estimates............   (41,819)    (8,953)     8,864     (5,105)     5,474     (1,388)
Extensions and discoveries.................    17,694     55,575     47,058     35,682      4,530     18,291
Production.................................   (18,806)   (32,521)   (17,409)   (35,625)   (13,344)   (34,775)
Sales of reserves in-place.................    (1,595)    (1,536)       (15)      (675)    (2,506)   (30,588)
Purchase of reserves in-place..............     7,403         --      2,713      1,784    161,373    141,779
                                              -------    -------    -------    -------    -------    -------
Proved reserves at end of year.............   190,141    403,256    227,264    390,691    186,053    394,630
                                              =======    =======    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................   153,012    266,179    138,815    236,013     23,076    142,012
                                              =======    =======    =======    =======    =======    =======
  End of year..............................   133,319    308,667    153,012    266,179    138,815    236,013
                                              =======    =======    =======    =======    =======    =======

--------------
*  Includes estimated NGL reserves.

                             NUEVO ENERGY COMPANY

Discounted future net cash flows (amounts in thousands) --

   The standardized measure of discounted future net cash flows and changes therein are shown below:

                                                                                     Year Ended December 31,
                                                                    -------------------------------------------------------------
                                                                       1998                     1997                     1996
                                                                    -----------              -----------              -----------
DOMESTIC
Future cash inflows...........................................      $ 1,989,898              $ 3,566,450              $ 4,476,523
Future production costs.......................................       (1,061,638)              (1,643,774)              (1,739,219)
Future development costs......................................         (289,686)                (329,997)                (309,365)
                                                                    -----------              -----------              -----------
Future net inflows before income tax..........................          638,574                1,592,679                2,427,939
Future income taxes...........................................               --                 (427,618)                (736,788)
                                                                    -----------              -----------              -----------
Future net cash flows.........................................          638,574                1,165,061                1,691,151
10% discount factor...........................................         (360,611)                (454,023)                (702,996)
                                                                    -----------              -----------              -----------
Standardized measure of discounted future net cash flows......      $   277,963              $   711,038              $   988,155
                                                                    ===========              ===========              ===========
FOREIGN
Future cash inflows...........................................      $   260,627              $   360,959              $   414,383
Future production costs.......................................         (134,549)                (171,331)                (248,222)
Future development costs......................................          (66,715)                 (59,985)                  (2,625)
                                                                    -----------              -----------              -----------
Future net inflows before income tax..........................           59,363                  129,643                  163,536
Future income taxes...........................................               --                  (39,243)                 (55,083)
                                                                    -----------              -----------              -----------
Future net cash flows.........................................           59,363                   90,400                  108,453
10% discount factor...........................................          (37,393)                 (36,653)                 (33,659)
                                                                    -----------              -----------              -----------
Standardized measure of discounted future net cash flows......      $    21,970              $    53,747              $    74,794
                                                                    ===========              ===========              ===========
TOTAL
Future cash inflows...........................................      $ 2,250,525              $ 3,927,409              $ 4,890,906
Future production costs.......................................       (1,196,187)              (1,815,105)              (1,987,441)
Future development costs......................................         (356,401)                (389,982)                (311,990)
                                                                    -----------              -----------              -----------
Future net inflows before income tax..........................          697,937                1,722,322                2,591,475
Future income taxes...........................................               --                 (466,861)                (791,871)
                                                                    -----------              -----------              -----------
Future net cash flows.........................................          697,937                1,255,461                1,799,604
10% discount factor...........................................         (398,004)                (490,676)                (736,655)
                                                                    -----------              -----------              -----------
Standardized measure of discounted future net cash flows......      $   299,933              $   764,785              $ 1,062,949
                                                                    ===========              ===========              ===========

                             NUEVO ENERGY COMPANY

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                        Year Ended December 31,
                                                                             ------------------------------------------------
                                                                               1998                1997                1996
                                                                             ---------         ----------          ----------
DOMESTIC
Standardized measure -- beginning of year.....................               $ 711,038         $  988,155          $  236,920
Sales, net of production costs................................                (101,383)          (201,198)           (177,072)
Purchases of reserves in-place................................                   2,278             18,293             605,210
Net change in prices and production costs.....................                (466,018)          (581,640)            505,108
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................                  46,713            180,146              38,572
Net changes in estimated future development costs.............                  79,410             87,606              10,151
Revisions of quantity estimates...............................                 (86,459)            33,358              79,185
Accretion of discount.........................................                  83,281            125,138              26,207
Net change in income taxes....................................                 121,770            141,452            (238,071)
Sales of reserves in-place....................................                    (356)            (1,598)            (41,969)
Changes in production rates and other.........................                (112,311)           (78,674)            (56,086)
                                                                             ---------         ----------          ----------
Standardized measure -- end of year...........................               $ 277,963         $  711,038          $  988,155
                                                                             =========         ==========          ==========
FOREIGN
Standardized measure -- beginning of year.....................               $  53,747         $   74,794          $   74,166
Sales, net of production costs................................                  (3,923)           (10,826)             (9,725)
Purchases of reserves in-place................................                   2,750                 --                  --
Net change in prices and production costs.....................                 (56,690)           (22,193)             (1,557)
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................                      --              5,486               4,930

Net changes in estimated future development costs.............                   8,990             (6,212)              3,892
Revisions of quantity estimates...............................                    (750)            (5,609)               (598)
Accretion of discount.........................................                   6,830             10,720              11,288
Net change in income taxes....................................                  14,552             17,857               6,304
Changes in production rates and other.........................                  (3,536)           (10,270)            (13,906)
                                                                             ---------         ----------          ----------
Standardized measure -- end of year...........................               $  21,970         $   53,747          $   74,794
                                                                             =========         ==========          ==========
TOTAL
Standardized measure -- beginning of year.....................               $ 764,785         $1,062,949          $  311,086
Sales, net of production costs................................                (105,306)          (212,024)           (186,797)
Purchases of reserves in-place................................                   5,028             18,293             605,210
Net change in prices and production costs.....................                (522,708)          (603,833)            503,551
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................                  46,713            185,632              43,502

Net changes in estimated future development costs.............                  88,400             81,394              14,043
Revisions of quantity estimates...............................                 (87,209)            27,749              78,587
Accretion of discount.........................................                  90,111            135,858              37,495
Net change in income taxes....................................                 136,322            159,309            (231,767)
Sales of reserves in-place....................................                    (356)            (1,598)            (41,969)
Changes in production rates and other.........................                (115,847)           (88,944)            (69,992)
                                                                             ---------         ----------          ----------
Standardized measure -- end of year...........................               $ 299,933         $  764,785          $1,062,949
                                                                             =========         ==========          ==========

                             NUEVO ENERGY COMPANY

SELECTED QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED):

                                                                     Quarter Ended (4)
                                                    ------------------------------------------------------
                                                    March 31,    June 30,    September 30,    December 31,
                                                      1998        1998           1998            1998
                                                    ---------   ---------    -------------    ------------
Revenues.......................................      $67,661     $61,512        $ 65,966        $ 57,564
Operating earnings (loss) (1)..................      $ 4,011     $ 3,317        $ (5,369)       $(66,858)
Net loss (1)...................................      $(6,582)    $(7,622)       $(11,245)       $(68,823)
Loss per Common share -- Basic.................      $ (0.33)    $ (0.39)       $  (0.57)       $  (3.47)
Loss per Common share -- Diluted...............      $ (0.33)    $ (0.39)       $  (0.57)       $  (3.47)

                                                                                    Quarter Ended (4)(5)
                                                           -----------------------------------------------------------------------
                                                           March 31,           June 30,          September 30,        December 31,
                                                             1997                1997                1997                 1997
                                                           ---------           --------          -------------        ------------
Revenues.......................................            $102,410             $85,976             $82,120             $ 86,772
Operating earnings (loss) (2)..................            $ 39,872             $26,204             $17,410             $(34,688)
Net income (loss) (2)(3).......................            $ 14,609             $ 2,964             $   352             $(31,625)
Earnings (loss) per Common share -- Basic......            $   0.73             $  0.15             $  0.02             $  (1.60)
Earnings (loss) per Common share -- Diluted....            $   0.70             $  0.15             $  0.02             $  (1.60)

_________
(1) Includes a fourth quarter charge of $68.9 million to record an impairment of oil and gas properties and a fourth quarter $3.7 million positive revision to a prior period impairment on assets held for sale.
(2) Includes fourth quarter charges of $23.9 million to record an impairment on assets held for sale and $30.0 million to record an impairment of oil and gas properties and a second quarter gain on sale of $3.0 million that was adjusted downward by $752,000 in the third quarter (see Note 4).
(3) Includes an extraordinary loss on early extinguishment of debt of $3.0 million, net of income tax benefit, in the second quarter.
(4) Certain reclassifications of prior period amounts have been made to conform with the current presentation.
(5)  Restated.

                             NUEVO ENERGY COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

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

                             NUEVO ENERGY COMPANY

4.5 Form of Subordinated Indenture dated as of November 25, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 23, 1996).

4.6 Form of First Supplemental Indenture dated December 23, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 23, 1996).

4.7 Form of Preferred Securities Guarantee Agreement dated as of December 23, 1996, between the Company and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 23,
1996).

4.8 Form of Certificate representing TECONS. (Incorporated by reference from Exhibit 4.5 to Form 8-K filed on December 23, 1996).

4.9 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit
4.2 to Form S-8 (No. 333-21063) filed on February 4, 1997).

4.10 Shareholder Rights Plan, dated March 5, 1997, between Nuevo Energy Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on April 1, 1997).

4.11 Release and Termination of Subsidiary Guarantees with respect to the 9 1/2% Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997.)

4.12 Indenture dated June 8, 1998 among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust Company as the Trustee - 8 7/8% Senior Subordinated Notes due 2008. (Incorporated by reference from Form S-4 (No. 333-60655).

(10)    Material Contracts.

10.1 Purchase and sale agreement dated April 14, 1994, between Nuevo Energy Company (Seller) and Beauregard Corporation (Buyer). (Incorporated by reference from Exhibit 10.1 to form 10-Q for the quarter ended June 30, 1994).

10.2 First Additional Production Payment dated July 1, 1994, under the Purchase and Sale Agreement dated April 14, 1994, between Nuevo Energy Company as Seller and Beauregard Corporation as Buyer. (Incorporated by reference from Exhibit
10.21 to Form 10-K for the year ended December 31, 1994).

10.3 Second Additional Production Payment dated December 15, 1994, under the Purchase and Sale Agreement dated as of April 14, 1994, between Nuevo Energy Company, as Seller, and Beauregard Corporation as Buyer. (Incorporated by reference from Exhibit 10.22 to Form 10-K for the year ended December 31, 1994).

10.4 Stock Purchase Agreement, dated as of June 30, 1994, among Amoco Production Company ("APC"), Walter International Inc. ("Walter"), Walter Congo Holdings, Inc. ("Walter Holdings"), Walter International Congo, Inc. (before the merger "Walter Congo" and after the merger "Old Walter Congo"), Nuevo, Nuevo Holding and The Nuevo Congo Company (before the merger, "Nuevo Congo" and after the merger, "Old Nuevo Congo"). (Incorporated by reference from Exhibit (2.1) to Form 8-K dated March 10, 1995).

10.5 Amendment to Stock Purchase Agreement dated as of September 19, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.2) to Form 8-K dated March 10,
1995).

                             NUEVO ENERGY COMPANY

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

10.8 Fourth Amendment to Stock Purchase Agreement dated as of February 23, 1995, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from Exhibit (2.5) to Form 8-K dated March 10,
1995).

10.9 Tax Agreement dated as of February 23, 1995, executed by APC, Amoco Congo Exploration Company ("ACEC"), Amoco Congo Production Company ("ACPC"), Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference from Exhibit (2.6) to Form 8-K dated March 10, 1995).

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

10.14 Inter-Purchaser Agreement dated as of December 28, 1994, among Walter, Old Walter Congo, Walter Holdings, Nuevo, Old Nuevo Congo and Nuevo Holding. (Incorporated by reference from Exhibit (2.11) to Form 8-K dated March 10,
1995).

10.15 Latent ORRI Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference from Exhibit (2.12) to Form 8-K dated March 10, 1995).

10.16 Latent Working Interest Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo. (Incorporated by reference form Exhibit (2.13) to Form 8-K dated March 10,
1995).

10.17 Loan agreement dated April 1, 1996 between Nuevo Energy Company (Borrower) and certain subsidiaries and NationsBank of Texas, N.A. (Administrative Agent), Morgan Guaranty Trust Company of New York (Documentation Agent) and certain lenders. (Incorporated by reference from Exhibit 10.1 to Form S-3 (No. 333-
1504).

10.18 Asset Purchase Agreement dated as of February 16, 1996 between Nuevo Energy Company, the Purchaser, and Union Oil Company of California as Seller. (Incorporated by reference from Exhibit 2.1 to Form S-3 (No. 333-1504).

10.19 Administrative Services Agreement among the Company and Torch Energy Advisors Incorporated as amended through January 1, 1996. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed March 5, 1997).

                             NUEVO ENERGY COMPANY

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

10.23 Employment Agreement with Douglas L. Foshee. (Incorporated by reference to
Exhibit 10.23 to Form 10-K for the year ended December 31, 1997.)

10.24 Employment Agreement with Robert M. King.

10.25 Employment Agreement with Robert S. Gaston. (Incorporated by reference to
Exhibit 10.25 to Form 10-K for the year ended December 31, 1997.)

10.26 Employment Agreement with Dennis Hammond. (Incorporated by reference to
Exhibit 10.26 to Form 10-K for the year ended December 31, 1997.)

10.27 Employment Agreement with Michael P. Darden. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 1998).

10.28 Purchase and sale agreement dated October 16, 1998 between Nuevo Energy Company (Seller) and Samson Lone Star Limited Partnership (Buyer).

10.29 Master Services Agreement among the Company and Torch Energy Advisors Incorporated, Torch Operating Company, Torch Energy Marketing, Inc., and Novistar, Inc. dated January 1, 1999.

(22) Subsidiaries of the Registrant

(23) Consents of experts and counsel:

23.1    Consent of KPMG LLP

(b)    Reports on Form 8-K:

1. Report filed on Form 8-K on February 4, 1999, regarding the completion of the Company's sale of its East Texas natural gas assets on January 6, 1999.

2. Report filed on Form 8-K on March 10, 1999, regarding the election of Mr. David H. Batchelder to the Company's board of directors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NUEVO ENERGY COMPANY
                                  (Registrant)

Date:  March 31, 1999                      By:  /s/Douglas L. Foshee
      ---------------------                     --------------------------------
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

By:  /s/ Douglas L. Foshee                                        Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Douglas L. Foshee
     Chairman of the Board of Directors,
     President and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Robert M. King                                           Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Robert M. King
     Senior Vice President and
     Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ Sandra D. Kraemer                                        Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Sandra D. Kraemer
     Controller (Principal Accounting Officer)

By:  /s/ Robert L. Gerry III                                      Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Robert L. Gerry III
     Director

By:  /s/ Gary R. Petersen                                         Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Gary R. Petersen
     Director

By:  /s/ Thomas D. Barrow                                         Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Thomas D. Barrow
     Director

By:  /s/ Isaac Arnold, Jr.                                        Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Isaac Arnold, Jr.
     Director

By:  /s/ David Ross III                                           Date:   March 31, 1999
     --------------------------------------                             ------------------------
     David Ross III
     Director

By:  /s/ Robert W. Shower                                         Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Robert W. Shower
     Director

By:  /s/ Charles M. Elson                                         Date:   March 31, 1999
     --------------------------------------                             ------------------------
     Charles M. Elson
     Director

By:  /s/ David H. Batchelder                                      Date:   March 31, 1999
     --------------------------------------                             ------------------------
     David H. Batchelder
     Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NUEVO ENERGY COMPANY
                                  (Registrant)

Date: _____________________________________________        By: _________________________________________________
                                                               Douglas L. Foshee
                                                               Chairman of the Board of Directors,
                                                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: _______________________________________________        Date: _______________________________________________
    Douglas L. Foshee
    Chairman of the Board of Directors,
    President and Chief Executive Officer
    (Principal Executive Officer)

By: _______________________________________________        Date: _______________________________________________
    Robert M. King
    Senior Vice President and
    Chief Financial Officer (Principal Financial Officer)

By: _______________________________________________        Date: _______________________________________________
    Sandra D. Kraemer
    Controller (Principal Accounting Officer)

By: _______________________________________________        Date: _______________________________________________
    Robert L. Gerry III
    Director

By: _______________________________________________        Date: _______________________________________________
    Gary R. Petersen
    Director

By: _______________________________________________        Date: _______________________________________________
    Thomas D. Barrow
    Director

By: _______________________________________________        Date: _______________________________________________
    Isaac Arnold, Jr.
    Director

By: _______________________________________________        Date: _______________________________________________
    David Ross III
    Director

By: _______________________________________________        Date: _______________________________________________
    Robert W. Shower
    Director

By: _______________________________________________        Date: _______________________________________________
    Charles M. Elson
    Director

By: _______________________________________________        Date: _______________________________________________
    David H. Batchelder
    Director