Form 10-Q
period 1999-03-31
NUEVO ENERGY CO
filed 1999-05-17
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

Commission File Number   1-10537
                         -------

                             NUEVO ENERGY COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

               Delaware                               76-0304436
               --------                               ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification Number)

         1331 Lamar, Suite 1650
         ----------------------
         Houston, Texas                                  77010
         --------------                                  ------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code  713/652-0706
                                                           ------------

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

                             Yes  [X]       No [_]


As of May 13, 1999, the number of outstanding shares of the Registrant's common stock was 20,308,462.

                             NUEVO ENERGY COMPANY
                             --------------------

                                     INDEX
                                     -----
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets:
             March 31, 1999 (Unaudited) and December 31, 1998.............    3
           Condensed Consolidated Statements of Operations (Unaudited):
             Three months ended March 31, 1999 and March 31, 1998.........    5
           Condensed Consolidated Statements of Cash Flows (Unaudited):
             Three months ended March 31, 1999 and March 31, 1998.........    6
           Notes to Condensed Consolidated Financial
             Statements (Unaudited).......................................    8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......   26

PART II. OTHER INFORMATION................................................   27

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NUEVO ENERGY COMPANY
                             --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS
                                    ------

                                                         March 31, 1999    December 31, 1998
                                                         ---------------   ------------------
                                                           (Unaudited)
CURRENT ASSETS:

 Cash and cash equivalents............................       $  118,548           $    7,403
 Accounts receivable..................................           24,762               25,096
 Product inventory....................................            1,784                5,998
 Assets held for sale.................................           10,000              120,055
 Prepaid expenses and other...........................            2,488                2,700
                                                             ----------           ----------
   Total current assets...............................          157,582              161,252
                                                             ----------           ----------

PROPERTY AND EQUIPMENT, at cost:

 Land.................................................           51,666               51,038
 Oil and gas properties (successful efforts method)...          973,641              959,348
 Gas plant facilities.................................           17,606               17,112
 Other facilities.....................................            7,125                6,696
                                                             ----------           ----------
                                                              1,050,038            1,034,194
 Accumulated depreciation, depletion and
   amortization.......................................         (440,942)            (417,622)
                                                             ----------           ----------
                                                                609,096              616,572
                                                             ----------           ----------
DEFERRED TAX ASSETS, net..............................           12,908               27,534

OTHER ASSETS..........................................           11,890               12,327
                                                             ----------           ----------
                                                             $  791,476           $  817,685
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

                             NUEVO ENERGY COMPANY
                             --------------------

               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
               -------------------------------------------------

                            (Amounts in Thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                                 March 31, 1999    December 31, 1998
                                                                                                 ---------------   -----------------
                                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable............................................................................         $ 15,982           $  24,393
  Accrued interest............................................................................            8,220               4,161
  Accrued liabilities.........................................................................           17,982              17,917
  Current maturities of long-term debt........................................................            2,977               3,152
                                                                                                       --------           ---------
     Total current liabilities................................................................           45,161              49,623
                                                                                                       --------           ---------
OTHER LONG-TERM LIABILITIES...................................................................            2,595               2,034

LONG-TERM DEBT, net of current maturities.....................................................          365,500             419,150

CONTINGENCIES.................................................................................

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED SECURITIES OF NUEVO FINANCING I.....................................................          115,000             115,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized, 20,308,462 shares issued at
   March 31, 1999 and December 31, 1998.......................................................              203                 203

   Additional paid-in capital.................................................................          355,600             355,600

  Treasury stock, at cost, 459,704  and 473,876 shares, at March 31, 1999 and
  December 31, 1998, respectively.............................................................          (19,236)            (19,335)


  Stock held by benefit trust, 62,658 and 47,759 shares, at March 31, 1999 and
  December 31, 1998, respectively.............................................................           (1,831)             (1,732)


   Accumulated deficit........................................................................          (71,516)           (102,858)

                                                                                                       --------           ---------
      Total stockholders' equity..............................................................          263,220             231,878
                                                                                                       --------           ---------
                                                                                                       $791,476           $ 817,685
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

                             NUEVO ENERGY COMPANY
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                                      Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                          1999             1998
                                                                                     ---------------   ------------
REVENUES:
   Oil and gas revenues...........................................................        $  42,880       $ 63,142
   Gas plant revenues.............................................................              584            828
   Pipeline and other revenues....................................................                4          1,242
   Gain on sale...................................................................           81,699          1,677
   Interest and other income......................................................            1,476            772
                                                                                          ---------       --------
                                                                                            126,643         67,661
                                                                                          ---------       --------
COSTS AND EXPENSES:
   Lease operating expenses.......................................................           28,543         33,036
   Gas plant operating expenses...................................................            1,371            738
   Pipeline and other operating expenses..........................................               81          1,266
   Exploration costs..............................................................            2,125          1,415
   Depreciation, depletion and amortization.......................................           23,320         24,782
   General and administrative expenses............................................            3,832          4,685
   Outsourcing fees...............................................................            3,210          3,759
   Interest expense...............................................................            7,999          6,826
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................................            1,653          1,653
   Other expense..................................................................            2,441            810
                                                                                          ---------       --------
                                                                                             74,575         78,970
                                                                                          ---------       --------
Income (loss) before income taxes.................................................           52,068        (11,309)

Provision (benefit) for income taxes..............................................           20,726         (4,727)
                                                                                          ---------       --------
NET INCOME (LOSS).................................................................        $  31,342       $ (6,582)
                                                                                          =========       ========
EARNINGS PER SHARE:

Earnings (loss) per common share - Basic..........................................        $    1.58       $  (0.33)
                                                                                          =========       ========
Weighted average common shares outstanding........................................           19,840         19,745
                                                                                          =========       ========

Earnings (loss) per common share - Diluted........................................        $    1.58       $  (0.33)
                                                                                          =========       ========
Weighted average common and dilutive
 potential common shares outstanding..............................................           19,840         19,745
                                                                                          =========       ========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                            (Amounts in Thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                            1999           1998
                                                                                          ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)...............................................................        $  31,342       $ (6,582)
  Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
       Depreciation, depletion and amortization...................................           23,320         24,782
       Gain on sale...............................................................          (81,699)        (1,677)
       Dry hole costs.............................................................              827            ---
       Amortization of other costs................................................              405            364
       Appreciation of deferred compensation plan.................................              152            ---
       Deferred revenues..........................................................              ---           (703)
       Deferred taxes.............................................................           14,626         (4,907)
                                                                                          ---------       --------
                                                                                            (11,027)        11,277
  Change in assets and liabilities:
      Accounts receivable.........................................................              334          9,125
      Accounts payable and accrued liabilities....................................           (4,287)         1,235
      Other.......................................................................            4,548          2,802
                                                                                          ---------       --------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES.......................................................................          (10,432)        24,439
                                                                                          ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties............................................          (15,630)       (48,739)
   Additions to gas plant facilities..............................................             (494)        (1,008)
   Additions to pipeline and other facilities.....................................           (1,057)          (540)
   Proceeds from sales of properties..............................................          192,583          3,611
                                                                                          ---------       --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.......................................................................          175,402        (46,676)
                                                                                          ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings.......................................................           86,590         18,000
   Payments of long-term debt.....................................................         (140,415)          (958)
   Proceeds from issuance of common stock.........................................              ---            132
                                                                                          ---------       --------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES.......................................................................          (53,825)        17,174
                                                                                          ---------       --------
   Net increase/(decrease) in cash and cash
    equivalents...................................................................          111,145         (5,063)
   Cash and cash equivalents at beginning of
      period......................................................................            7,403          9,208
                                                                                          ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................        $ 118,548       $  4,145
                                                                                          =========       ========

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
         ------------------------------------------------------------
                                  (Unaudited)

                            (Amounts in Thousands)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1999            1998
                                                        -------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
       Interest (net of amounts capitalized).........          $2,306         $3,318

       Income taxes..................................          $  ---         $  150

    See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1998 Form 10-K of Nuevo Energy Company (the "Company") that was filed with the Securities and Exchange Commission.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.2 million and $0.1 million in the first quarter of 1999 and 1998, respectively.

   The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $9.2 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2006 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at March 31, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2 % Senior Subordinated Notes due 2006 from 9.5% to 5.56%, or 394 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company at 100.51% of their face amount. Based on the market price of 102.25% for the Notes at March 31, 1999, an early termination of this arrangement would result in a payment of $0.2 million from the institution to Nuevo.

       ----------------------------------------------------------------
                                  (Unaudited)


   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2000, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers probable reserves and escalated commodity pricing in its estimate of future net revenues. A fair value impairment of $69.8 million was recognized as of December 31, 1998.

   Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

       ----------------------------------------------------------------
                                  (Unaudited)


3. INDUSTRY SEGMENT INFORMATION

   As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim periods.

   Historically, the Company's operations were concentrated primarily in two segments: the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations. The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998 and 1999. The Company completed the sale of its Bright Star gas gathering system in July 1998 and the Richfield gas storage assets in February 1998, at their approximate carrying values, and has signed a letter of intent with a third party to sell the remaining asset, the Illini pipeline. Closing of the Illini pipeline sale is expected by mid-year 1999, pending finalization of a purchase and sale agreement and certain regulatory approvals. The Company's policy is to record revenues and expenses associated with these assets, which are no longer being depreciated, until they are sold.
                                           For the Three Months Ended March 31,
                                           -------------------------------------
                                                      1999        1998
                                                    --------    --------
     Sales to unaffiliated customers:
       Oil and gas - East........................    $  3,596    $ 12,104
       Oil and gas - West........................      35,623      47,503
       Oil and gas - International...............       3,661       3,535
       Gas plant, pipelines and other............         588       2,070
                                                     --------    --------
     Total sales.................................      43,468      65,212
       Other revenues............................      83,175       2,449
                                                     --------    --------
     Total revenues..............................    $126,643    $ 67,661
                                                     ========    ========

     Operating profit before income taxes:
       Oil and gas - East........................    $ 81,948    $  7,274
       Oil and gas - West........................      (9,019)        648
       Oil and gas - International...............      (1,963)     (1,796)
       Gas plant, pipelines and other............      (1,070)       (128)
                                                     --------    --------
                                                       69,896       5,998
     Unallocated corporate expenses..............       8,176       8,828
     Interest expense............................       7,999       6,826
     Dividends on TECONS.........................       1,653       1,653
                                                     --------    --------
       Income (loss) before income taxes.........    $ 52,068    $(11,309)
                                                     ========    ========

     Depreciation, depletion and amortization:
       Oil and gas - East........................    $  1,574    $  3,411
       Oil and gas - West........................      19,573      19,727
       Oil and gas - International...............       1,798       1,104
       Gas plant, pipelines and other............         375         540
                                                     --------    --------
                                                     $ 23,320    $ 24,782
                                                     ========    ========

       ----------------------------------------------------------------
                                  (Unaudited)


4. LONG-TERM DEBT

   Long-term debt consists of the following (amounts in thousands):

                                                                                     March 31,               December 31,
                                                                                       1999                      1998
                                                                                 -----------------         ----------------
9  1/2% Senior Subordinated Notes due 2006....................................           $160,000                 $160,000
8 7/8% Senior Subordinated Notes due 2008 (a).................................            100,000                  100,000
Bank credit facility (b)......................................................            105,500                  158,400
OPIC credit facility..........................................................              2,977                    3,902
                                                                                         --------                 --------
        Total debt............................................................            368,477                  422,302
Less: current maturities......................................................             (2,977)                  (3,152)
                                                                                         --------                 --------
Long-term debt................................................................           $365,500                 $419,150
                                                                                         ========                 ========

   (a) On June 8, 1998, the Company issued $100.0 million of 8 7/8% Senior Subordinated Notes due 2008. Net proceeds from this offering of $97.6 million were used to repay borrowings under the Company's credit facility.

   (b) Effective January 6, 1999, the borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in current and projected oil prices since the previous determination. Subsequent discussions with the Company's bank group have led to an amendment to the credit facility granting the Company relief from the fixed charge coverage covenant through March 31, 2000. The Company is also discussing with its banks other possible changes to the agreement, including the provision of mortgages to secure the facility, more frequent borrowing base determinations, and the further relaxation of the fixed charge coverage test and a number of other covenant restrictions. The Company is confident that the outcome of these discussions will include a borrowing base of $200.0 million for the first half of 1999, and improved certainty of the continued availability of the full commitment under this agreement.

5. EARNINGS (LOSS) PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended March 31, 1999 there were no potential dilutive common shares. In the three months ended March 31, 1998, weighted average potential dilutive common shares of 506,000 are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows:

                                                                        For the Three Months Ended March 31,
                                                            ------------------------------------------------------------
                                                                        1999                            1998
                                                            -----------------------------   ----------------------------
                                                               Income          Shares           Loss           Shares
                                                            -------------   -------------   -------------   ------------
Earnings (loss) per common share - Basic.................         $31,342          19,840        $(6,582)         19,745
Effect of dilutive securities:
Stock options............................................              --              --             --             ---
                                                                  -------          ------        -------          ------
Earnings (loss) per common share - Diluted...............         $31,342          19,840        $(6,582)         19,745
                                                                  =======          ======        =======          ======

       ----------------------------------------------------------------
                                  (Unaudited)


6. CONTINGENCIES

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 and 1999 to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to certain costs that may not be recoverable from insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

   The Company and its partners in the Congo are undergoing a tax examination related to their ownership interests in the Yombo field offshore Republic of Congo, for the years 1994 through 1997. The Congolese taxing authorities have issued a preliminary assessment of approximately $3.6 million in taxes and penalties for all years, in aggregate for all parties who have ownership in this field. Nuevo's working interest in this field is 43.75% during the period under examination. The Company, along with the other partners, is in

       ----------------------------------------------------------------
                                  (Unaudited)


   discussions with the Congolese taxing authorities refuting this assessment as without merit to the items being disallowed. Management does not believe that the outcome of this matter will have a material adverse effect upon the Company.

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

7. DISPOSITIONS

   On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted purchase price of $192.0 million. Of the proceeds, $100.0 million was set aside to fund an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquires domestic producing oil and gas properties in the first half of 1999. The remainder of the proceeds were used to repay outstanding senior bank debt. The Company realized an $81.7 million pre-tax gain on the sale of the East Texas natural gas assets resulting in the realization of $14.6 million of the Company's deferred tax asset. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale is July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 billion cubic feet of natural gas equivalent at January 1, 1999.

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

   Capital Resources and Liquidity

   Since its inception, the Company has grown and diversified its operations through a series of opportunistic acquisitions of oil and gas properties and the subsequent exploitation of these properties. The Company has complemented these efforts with an active exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The Company's primary source of capital has been operating cash flows, debt and bank financing, private and public placements of equity, property divestitures and joint ventures with industry participants. Net cash (used in) provided by operating activities was ($10.4) million and $24.4 million for the three months ended March 31, 1999 and 1998, respectively. The Company invested $17.2 million and $50.3 million in oil and gas properties for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company also had unused commitments under the revolving credit line of $94.5 million, subject to borrowing base determination. In addition, the Company had placed $100.0 million in escrow associated with the sales proceeds from the sale of the East Texas natural gas properties to provide "like-kind exchange" tax treatment in the event the Company acquires domestic producing oil and gas properties in the first half of 1999. Effective January 6, 1999, the borrowing base on the Company's credit facility with a bank group led by NationsBank of Texas, N.A., was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in current and projected oil prices since the previous determination. Subsequent discussions with the Company's bank group have led to an amendment to the credit facility granting the Company relief from the fixed charge coverage covenant through March 31, 2000. The Company is also discussing with its banks other possible changes to the agreement, including the provision of mortgages to secure the facility, more frequent borrowing base determinations, and the further relaxation of the fixed charge coverage test and a number of other covenant restrictions. The Company is confident that the outcome of these discussions will include a borrowing base of $200.0 million for the first half of 1999, and improved certainty of the continued availability of the full commitment under this agreement.

   The Company believes its cash flow from operations and available financing sources, including cash on hand will be sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   Capital Expenditures

   The Company anticipates spending an additional $27.0 million on development activities during the remainder of 1999, primarily in California and the Congo.

   The Company also has an active and growing exploration program targeting high-potential reserve opportunities in the Republic of Ghana in West Africa ("Ghana"), Tunisia in West Africa, California and the

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


   onshore Gulf Coast region. The Company anticipates spending an additional $12.0 million during 1999 on exploration projects.

   Due to lower average realized oil prices in 1998 which continued into the first quarter of 1999, the Company's capital spending plans for 1999 have been reduced significantly from levels in previous years. Management believes that all of these development projects which have been deferred will
   ultimately be undertaken once oil prices return to historic norms.    The
   Company will be reviewing its capital spending plans in the latter half of 1999 if crude oil prices continue in the current upward trend. In addition, the Company has undertaken a program to reduce operating costs through forming alliances with pump manufacturers to reduce workover costs offshore as well as reworking the steam plan. The Company is currently reviewing other means of reducing costs.

   Exploration and Development Activities

   During the first three months of 1999, the Company completed seven wells. Following is a description of significant exploration and development activity during the first three months of 1999.

   Exploration Activity

   Domestic - East

   Along the Gulf Coast, the Company is drilling below 9,000 feet toward a proposed total depth of 14,800 feet at the LL&E 12-14 well at Four Isle Dome as part of the Company's continuing drilling program in this area. Also, the Company's 3-D work is continuing in the LeLeux area in South Louisiana. The Company plugged and abandoned the DeBord #1 well in the Fuller Prospect during the first quarter of 1999.

   Domestic - West

   In the first quarter of 1999, much progress was made in the Company's preparations for additional exploratory drilling in California at the Midway Peak area and on the Belridge Road (Sosa) 3-D project. As for the Cree Fee 1A well, the deeper intervals were tested during the first quarter and there does not appear to be commercial development opportunities. The best potential oil zone in the Cree Fee 1A well should begin testing in the middle of the second quarter. Also in California, the Company is nearing completion of the 3-D work at Belridge Road. This 12,000 acre area is adjacent to the Monument Junction area. The initial project, Sosa, which is currently scheduled to be drilled in September 1999, is analogous to Monument Junction and will test multiple objectives on an anticline updip to a well drilled in the 1970's, which previously tested oil.

   International

   The Company is nearing completion of its interpretations on both blocks in Ghana (East Cape Three Points and Accra Keta) and has just completed technical meetings with its partners in East Cape Three Points. The 2.7 million acre Accra Keta block appears to be a good candidate for a 3-D survey as the Company has identified several prospects, some with multiple objectives. Mapping of the East Cape Three Points area has been updated. Seismic programs in these areas could begin late in the second quarter.

   Development Activity

   Domestic - East

   No significant activity during the first quarter of 1999.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------


   Domestic - West

   In the Bakersfield area, the Company is currently completing the next phase of an expansion program relating to the Hopkins thermal property. In the first quarter of 1999, 16 injectors and associated facilities were added to the Hopkins area to support some of the horizontal wells drilled in 1998. In addition, the Company anticipates drilling an additional four horizontals in the Hopkins area at mid-year 1999. The Hopkins thermal area is being developed using a combination of horizontal and vertical wells also with a combination of continuous and cyclic steam injection which will further expand the continuous injection when the 16 new injectors are brought on line later in 1999. In the Cymric field, the Company completed four horizontal wells on the Welport lease. These wells are currently waiting to be hooked up to production. This activity in Cymric will be followed by drilling six injector wells later in the second quarter to support the horizontals. A ten well vertical infill drilling program to the Potter sand in the Midway Sunset field to produce some undrained areas at the Dome and Tumbador leases is currently underway. These ten wells will be drilled on 3/4 acre spacing. A significant facility expansion is underway at the Brea Olinda field. Currently, the Company flares approximately 2 MMCF of natural gas per day. The Company is in the process of installing a cogen unit, which will utilize the flared gas and convert it to electricity to supply all of the field electrical needs as well as sell excess electricity. In addition, the Company has just started up a propane extraction facility in the Brea Olinda field. The implementation of the cogen project and the propane extraction facility should result in significant cost savings for the Brea Olinda property.

   International

   During the first quarter of 1999, the Company added two wells at the Congo property as part of the continued drilling program on that property. Congo production is currently at a net 4,800 BOPD, compared to a fourth quarter 1998 net rate of 4,000 BOPD and a first quarter 1999 net rate of 4,300 BOPD.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were increased by $0.2 million and $0.1 million in the first quarter of 1999 and 1998, respectively.

   The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $9.2 million notional amount of the 9 1/2% Senior Subordinated Notes due 2006 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at March 31, 1999, this

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------


   amounted to a net reduction in the carrying cost of the 9 1/2% Senior Subordinated Notes due 2006 from 9.5% to 5.56%, or 394 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company at 100.51% of their face amount. Based on the market price of 102.25% for the Notes at March 31, 1999, an early termination of this arrangement would result in a payment of $0.2 million from the institution to Nuevo.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2000, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 and 1999 to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered from insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to certain costs that may not be recoverable by insurance, including fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------


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

   The Company and its partners in the Congo are undergoing a tax examination related to their ownership interests in the Yombo field offshore Republic of Congo, for the years 1994 through 1997. The Congolese taxing authorities have issued a preliminary assessment of approximately $3.6 million in taxes and penalties for all years, in aggregate for all parties who have ownership in this field. Nuevo's working interest in this field is 43.75% during the period under examination. The Company, along with the other partners, is in discussions with the Congolese taxing authorities refuting this assessment as without merit to the items being disallowed. Management does not believe that the outcome of this matter will have a material adverse effect upon the Company.

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

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

   The Company and Torch Energy Advisors, Inc. ("Torch") have jointly developed a plan to address Nuevo's risks associated with Y2K. Torch provides the financial and administrative systems for Nuevo and operates a substantial portion of its properties. (As used in the remainder of this Y2K discussion, references to the Company may include the Torch employees assisting the Company in its Y2K readiness program). As of May 3, 1999, the Company is in various stages of implementation of the plan, as summarized below:

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

   Remediation. Since April 1998, Torch has been working on an upgrade to its accounting software, which is expected to achieve full Y2K compliance in the first half of 1999. In addition, Torch has inventoried all network and desktop software applications used by Nuevo and believes them to be generally Y2K compliant. The costs of all such risk assessments and remediation for financial and administrative systems are borne by Torch under the terms of Nuevo's outsourcing agreements.

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

   Embedded Systems

   Awareness. The Company's Y2K program has involved all levels of management of field assets from production foremen and higher. Employees at all levels of the organization have been asked to participate in

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

   the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result, awareness of the issue is considered high.

   Risk Identification. Nuevo has completed a comprehensive inventory of embedded computer components within the process control systems of its operated oil and natural gas fields and processing plants. Nuevo identified approximately 1,900 embedded components in these computerized systems. Nuevo researched the manufacturer and/or installer of each component to determine the anticipated compliance or non-compliance of the component. To date, the vast majority of embedded components so researched have been deemed either date insensitive or Y2K compliant. The Y2K compliance status is unknown for approximately 21% of the embedded components identified, and research is continuing on these components. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system.

   Risk Assessment. The failure to identify and correct a material Y2K problem could result in outcomes ranging from errors in data reporting, to curtailments or shutdowns in production, to environmental or safety incidents. Now that the component-level evaluation is substantially complete, a broader evaluation at the system-level has commenced. Nuevo anticipates that the system-level evaluation will be completed by the end of the second quarter of 1999. To assist in this effort, Nuevo and Torch Operating Company have retained consultants who are knowledgeable and experienced in the assessment of Y2K issues impacting field operations. The target date for completing risk assessment of all mission critical systems for all properties the Company currently owns is June 30, 1999, and as of this writing, Nuevo is on track to complete the risk assessment by the target date. Costs incurred through December 31, 1998, were not material to Nuevo's results of operations, and the cost of the assessment is not expected to be material to Nuevo's future financial results. However, at this time, management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2K non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

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

   Third-Party Exposures

   Awareness. Nuevo has conducted numerous Y2K informational programs with its employees and the employees of Torch who have significant interaction with outside vendors, customers, and business partners

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

   of the Company. All such employees have been asked to participate in the identification of potential third party Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result, awareness of the issue is considered high.

   Risk Identification. Nuevo's most significant third-party Y2K exposure is to the refinery customers who purchase its oil production, on the customer side, and from electricity and other utility companies supplying field operations, on the supplier side. Other significant concerns include the readiness of third-party crude oil and natural gas pipeline facilities involved in the transportation of Nuevo's products, the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers, and of the ability of the financial community to maintain an orderly market in Nuevo's securities.

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

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

Results of Operations (Three months ended March 31, 1999 and 1998)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas price swaps) for the periods presented:

                                                                   Three Months
                                                                  Ended March 31,        %
                                                                  ---------------    Increase/
                                                                   1999     1998    (Decrease)
                                                                  ------   ------   -----------
Production:
     Oil and condensate - East (MBBLS).........................      171      203         (16)%
     Oil and condensate - West (MBBLS).........................    3,814    4,000          (5)%
     Oil and condensate - International (MBBLS)................      389      325          20%
                                                                  ------   ------
     Oil and condensate - Total (MBBLS)........................    4,374    4,528          (3)%

     Natural gas  - East (MMCF)................................      979    4,823         (80)%
     Natural gas - West (MMCF).................................    3,113    3,796         (18)%
                                                                  ------   ------
     Natural gas - Total (MMCF)................................    4,092    8,619         (53)%

     Natural gas liquids  - East (MBBLS).......................       13       16         (19)%
     Natural gas liquids - West (MBBLS)........................       30       29           3%
                                                                  ------   ------
     Natural gas liquids - Total (MBBLS).......................       43       45          (4)%

     Equivalent barrels of production - East (MBOE)............      347    1,023         (66)%
     Equivalent barrels of production - West (MBOE)............    4,363    4,662          (6)%
     Equivalent barrels of production - International (MBOE)...      389      325          20%
                                                                  ------   ------
     Equivalent barrels of production - Total (MBOE)...........    5,099    6,010         (15)%

Average Sales Price:
     Oil and condensate - East.................................   $11.45   $14.43         (21)%
     Oil and condensate - West.................................   $ 7.68   $ 9.73         (21)%
     Oil and condensate - International........................   $ 9.46   $10.88         (13)%
     Oil and condensate - Total................................   $ 7.99   $10.02         (20)%

     Natural gas - East........................................   $ 1.62   $ 1.84         (12)%
     Natural gas - West........................................   $ 1.90   $ 2.14         (11)%
     Natural gas - Total.......................................   $ 1.83   $ 1.99          (8)%

Lease Operating Expense:
     Average unit production cost/(1)/ per BOE - East..........   $ 1.95   $ 2.97         (34)%
     Average unit production cost/(1)/ per BOE - West..........   $ 5.71   $ 5.81          (2)%
     Average unit production cost/(1)/ per BOE - International.   $ 7.64   $ 8.90         (14)%
     Average unit production cost/(1)/ per BOE - Total.........   $ 5.60   $ 5.50           2%

Depletion, Depreciation and Amortization:
     Average depletion per BOE - East..........................   $ 4.52   $ 3.33          36%
     Average depletion per BOE - West..........................   $ 4.49   $ 4.23           6%
     Average depletion per BOE - International.................   $ 4.62   $ 3.40          36%
     Average depletion per BOE - Total.........................   $ 4.50   $ 4.03          12%
     Average DD&A per BOE - Total..............................   $ 4.57   $ 4.12          11%

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------
Revenues

Oil and Gas Revenues:

Oil and gas revenues for the three months ended March 31, 1999 were $42.9 million, or 32% lower than oil and gas revenues of $63.1 million for the same period in 1998. This decrease is primarily due to lower realized oil prices in the first quarter of 1999 as well as reduced gas volumes as a result of the sale of the East Texas natural gas properties on January 6, 1999.

East: Oil and gas revenues in the Eastern division for the three months ended March 31, 1999 were $3.6 million, or 70% lower than oil and gas revenues of $12.1 million for the same period in 1998. The decrease results primarily from lower natural gas production due to the sale of the East Texas natural gas properties as well as lower realized natural gas prices.

West: Oil and gas revenues for the three months ended March 31, 1999 were $35.6 million, or 25% lower than oil and gas revenues of $47.5 million for the same period in 1998. This decrease is primarily due to a 21% lower realized oil price in the first quarter of 1999.

International: Oil revenues for the three months ended March 31, 1999 were $3.7 million as compared to $3.5 million for the same period in 1998. The 6% increase results from a 20% increase in oil production offset by a 13% decrease in oil price realizations to $9.46 per barrel.

Gain on Sale:

Gain on sale for the three months ended March 31, 1999 was $81.7 million. Such gain was recognized in connection with the sale of the Company's East Texas natural gas properties for proceeds of $192.6 million. Gain on sale for the three months ended March 31, 1998 was $1.7 million, which relates to the sale of the Company's interest the Coke field in Chapel Hill, Texas.

Interest and Other Income:

Interest and other income for the three months ended March 31, 1999 includes $1.3 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquires domestic producing oil and gas properties in the first half of 1999.

Expenses

Lease Operating Expenses:

Lease operating expenses for the three months ended March 31, 1999 totaled $28.5 million, or 14% lower than $33.0 million for the three months ended March 31, 1998. Lease operating expenses per barrel of oil equivalent were $5.60 in the first quarter of 1999, compared to $5.50 in the same period in 1998.

East: Lease operating expenses for the three months ended March 31, 1999 totaled $.7 million, or 77% lower than $3.0 million for the three months ended March 31, 1998. The decrease is primarily attributable to the sale of the East Texas natural gas properties in January of 1999. Lease operating expenses per barrel of oil equivalent were $1.95 in the first quarter of 1999, compared to $2.97 in the same period in 1998.

West: Lease operating expenses for the three months ended March 31, 1999 totaled $24.8 million, or 8% lower than $27.1 million for the three months ended March 31, 1998. Lease operating expenses per barrel of oil equivalent were $5.71 in the first quarter of 1999, compared to $5.81 in the same period in 1998 which is attributable to lower costs and offset by a 6% reduction in production year over year. In 1999, the average cost for gas used to generate steam

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

in the production of crude oil decreased from $2.18 per MCF in the first quarter of 1998 to $1.82 per MCF in the first quarter of 1999. In addition, some low volume wells were shut-in during the first quarter of 1999. The Company chose to shut-in low volume producers that would not harm the respective reservoirs or their long-term potential due to lower realized oil prices. The steam cycle was lengthened on some wells during the first quarter of 1999, which decreased fuel volumes during the quarter. Offshore, the Company experienced very good run rates with its electric submergible pumps and hence experienced lower workovers compared to the first quarter of 1998. In the first quarter of 1998, poor weather conditions in California caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs. The Company also benefited from reduced service costs in the first quarter of 1999 such as chemicals and reduced boat transportation costs for the offshore properties. Reduced workover costs onshore also contributed to the lower lease operating expenses year over year.

International: Lease operating expenses for the three months ended March 31, 1999 totaled $3.0 million, or 3% higher than $2.9 million for the three months ended March 31, 1998. Lease operating expenses per barrel of oil equivalent were $7.64 in the first quarter of 1999, compared to $8.90 in the same period in 1998.

Gas Plant Operating Expenses:

Gas plant operating expenses were $1.4 million for the three months ended March 31, 1999 as compared to $.7 million for the three months ended March 31, 1998. The 100% increase in gas plant expenses in 1999 compared to 1998 is due to increased ad valorem taxes.

Exploration Costs

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $2.1 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, exploration costs are comprised of $0.8 million in dry hole costs, $0.8 million in G&G, $0.2 million in delay rentals and $0.3 million in expensed project costs. The entire amount of $1.4 million in exploration costs in the first quarter of 1998 relates to G&G in Ghana.

East: During the first quarter of 1999, the Company decided to plug and abandon the DeBord #1 well in the Fuller prospect area. The dry hole costs associated with this well were $0.6 million. The first quarter of 1999 also includes $0.1 million of G&G costs associated with the LeLeux prospect in South Louisiana. There were no dry hole expenses in the first quarter of 1998.

West: There were no exploration costs in the first quarter of 1999 or 1998 in the Western region.

International: During the first quarter of 1999, $0.6 million in G&G costs were expensed associated with the Accra Keta and the East Cape Three Points prospects in Ghana. The entire amount of $1.4 million in exploration costs in the first quarter of 1998 relates to G&G in Ghana.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization of $23.3 million for the three months ended March 31, 1999 reflects a 6% decrease from $24.8 million in the same period in 1998, due primarily to decreased production volumes offset by a higher depletion rate per barrel of oil equivalent on the Company's oil and gas properties. The weighted average depletion rate per barrel of oil equivalent in the first quarter of 1999 was $4.50 versus $4.03 in the first quarter of 1998. Several factors contributed to the change in the average depletion rate per barrel of oil equivalent. First, the property mix changed as the lower cost East Texas natural gas properties were sold in January. Second, the Company's year end reserves decreased by approximately 12% from the previous year primarily as a result of lower crude oil prices utilized in computing proved reserves at year end 1998. Finally, the impairment of $68.9 million recognized in the fourth quarter of 1998 reduced the capitalized costs to be depleted and partially offset the increase in the depletion rate per barrel of oil equivalent.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (Continued)
                -----------------------------------------------

East: Depreciation, depletion and amortization of $1.6 million for the three months ended March 31, 1999 reflects a 53% decrease from $3.4 million in the same period in 1998, due primarily to decreased production volumes as a result of the sale of the East Texas natural gas properties in January 1999.

West: Depreciation, depletion and amortization of $19.6 million for the three months ended March 31, 1999 reflects a 1% decrease from $19.7 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent offset by decreased production volumes.

International: Depreciation, depletion and amortization of $1.8 million for the three months ended March 31, 1999 reflects a 64% increase from $1.1 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent as well as increased production volumes.

General and Administrative Expenses:

General and administrative expenses, together with outsourcing fees, totaled $7.0 million and $8.4 million in the three months ended March 31, 1999 and 1998, respectively. The 17% decrease is due primarily to a reduction in outsourcing fees.

Interest Expense:

Interest expense of $8.0 million incurred in the three months ended March 31, 1999 reflects an increase of 18% as compared to interest expense of $6.8 million in the three months ended March 31, 1998. The increase is attributable to two factors. First, the Company issued $100.0 million 8 7/8% Senior Subordinated Notes due 2008 in June of 1998. Second, $100.0 million of the proceeds associated with the sale of the East Texas natural gas properties was funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquires domestic producing oil and gas properties in the first half of 1999. In the event that the Company does not acquire a domestic producing oil and gas property under the "like-kind exchange" provisions, the $100.0 million in escrow will be utilized to reduce the outstandings under the Company's credit facility.

Other Expense:

In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 and 1999 from exploration costs to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board has engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

Net (Loss) Income

Net income of $31.3 million, $1.58 per common share - basic and diluted, was generated for the three months ended March 31, 1999, as compared to a net loss of $6.6 million, ($0.33) per common share - basic and diluted, in the same period in 1998.

                             NUEVO ENERGY COMPANY
                             --------------------
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company. At March 31, 1999, the fair value of derivative instruments outstanding was a loss of $6.7 million. A 10% increase in the underlying commodity price would increase this loss by $10.9 million.

Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. For 1999, the Company has entered into a swap agreement which hedges the price at which the Company may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of one year. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider. Termination of this swap would not be material.

The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at March 31, 1999:

                                                                                                       Fair
                                                                                                       Value
                                   1999     2000   2001   2002      2003    Thereafter      Total      Liability
                                   ----     ----   ----   ----      ----    ----------      -----      ---------
   Long-term debt, including
    current maturities:
   Variable rate                  $2,977      --     --     --    $105,500            --     $108,477     $108,477
   Average interest rate             5.7%     --     --     --         6.2%           --          6.2%

   Fixed rate                         --      --     --     --          --      $260,000     $260,000     $263,280
   Average interest rate              --      --     --     --          --           9.3%         9.3%

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

                                           NUEVO ENERGY COMPANY
                                           --------------------
                                               (Registrant)



Date:  May 17, 1999                        By: /s/ Douglas L. Foshee
       ------------                                -----------------------
                                                   Douglas L. Foshee
                                                   President and Chief Executive
                                                   Officer


Date:  May 17, 1999                        By: /s/ Robert M. King
       ------------                                -----------------------
                                                   Robert M. King
                                                   Senior Vice President and
                                                   Chief Financial Officer