Form 10-Q
period 1999-06-30
NUEVO ENERGY CO
filed 1999-08-16
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


                      Commission File Number     1-10537


                             Nuevo Energy Company
                             --------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                        76-0304436
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


      1021 Main Street, Suite 2100
            Houston, Texas                                       77002
(Address of Principal Executive Offices)                       (Zip Code)


      Registrant's telephone number, including area code:  (713) 652-0706

                            1331 Lamar, Suite 1650
                             Houston, Texas  77010
                (Former address, if changed since last report)


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

As of August 12, 1999, the number of outstanding shares of the Registrant's common stock was 19,878,417.

                             NUEVO ENERGY COMPANY

                                     INDEX


                                                                     PAGE
                                                                    NUMBER

PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

 Condensed Consolidated Balance Sheets:
  June 30, 1999 (Unaudited) and December 31, 1998...................   3
 Condensed Consolidated Statements of Operations (Unaudited):
  Three and six months ended June 30, 1999
  and June 30, 1998.................................................   5
 Condensed Consolidated Statements of Cash Flows (Unaudited):
  Six months ended June 30, 1999 and June 30, 1998..................   7
 Notes to Condensed Consolidated Financial Statements (Unaudited)...   8


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................  15


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.  32


PART II. OTHER INFORMATION..........................................  33

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                    ASSETS

                                                         June 30, 1999    December 31, 1998
                                                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents............................      $   53,639           $    7,403
 Accounts receivable..................................          26,555               25,096
 Product inventory....................................           4,992                5,998
 Assets held for sale.................................          10,000              120,055
 Prepaid expenses and other...........................           5,157                2,700
                                                            ----------           ----------
   Total current assets...............................         100,343              161,252
                                                            ----------           ----------

PROPERTY AND EQUIPMENT, at cost:

 Land.................................................          51,038               51,038
 Oil and gas properties (successful efforts method)...       1,025,896              959,348
 Gas plant facilities.................................          17,786               17,112
 Other facilities.....................................           9,130                6,696
                                                            ----------           ----------

                                                             1,103,850            1,034,194
 Accumulated depreciation, depletion and
   amortization.......................................        (446,966)            (417,622)
                                                            ----------           ----------
                                                               656,884              616,572
                                                            ----------           ----------

DEFERRED TAX ASSETS, net..............................          22,010               27,534

OTHER ASSETS..........................................          11,037               12,327
                                                            ----------           ----------
                                                            $  790,274           $  817,685
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

                             NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                   (Amounts in Thousands, Except Share Data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                                  June 30, 1999    December 31,1998
                                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable.............................................................................        $ 18,318           $  24,393
  Accrued interest.............................................................................           4,211               4,161
  Accrued liabilities..........................................................................          19,846              17,917
  Current maturities of long-term debt.........................................................           2,051               3,152
                                                                                                       --------           ---------
     Total current liabilities.................................................................          44,426              49,623
                                                                                                       --------           ---------
LONG-TERM DEBT, net of current maturities......................................................         380,000             419,150

OTHER LONG-TERM LIABILITIES....................................................................           3,066               2,034

CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I................................................................         115,000             115,000

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value, 50,000,000 shares authorized, 20,308,462 shares issued at June
   30, 1999 and December 31, 1998, respectively................................................             203                 203

  Additional paid-in capital...................................................................         355,720             355,600

  Treasury stock, at cost, 449,255 and 473,876 shares, at
  June 30, 1999 and December 31, 1998, respectively............................................         (19,053)            (19,335)

  Stock held by benefit trust, 71,630 and 47,759 shares, at
  June 30, 1999 and December 31, 1998, respectively............................................          (2,014)             (1,732)

  Accumulated deficit..........................................................................         (87,074)           (102,858)
                                                                                                       --------           ---------
      Total stockholders' equity...............................................................         247,782             231,878
                                                                                                       --------           ---------
                                                                                                       $790,274           $ 817,685
                                                                                                       ========           =========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)


                                                    Three Months Ended June 30,
                                                      1999           1998
                                                    --------      ---------
REVENUES:
 Oil and gas revenues.......................        $ 52,172       $ 59,903
 Gas plant revenues.........................             704            577
 Pipeline and other revenues................             ---            480
 Gain on sale of assets, net................          (1,387)           ---
 Interest and other income..................           1,371            552
                                                    --------       --------
                                                      52,860         61,512
                                                    --------       --------
COSTS AND EXPENSES:
 Lease operating expenses...................          29,333         32,738
 Gas plant operating expenses...............             965            685
 Pipeline and other operating expenses......              62            576
 Exploration costs..........................           7,874            916
 Depreciation, depletion and amortization...          22,937         21,774
 General and administrative expenses........           3,367          3,841
 Outsourcing fees...........................           3,636          3,440
 Interest expense...........................           8,401          7,618
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)..........           1,653          1,653
 Other expense..............................             395          1,036
                                                    --------       --------
                                                      78,623         74,277
                                                    --------       --------
Loss before income taxes....................         (25,763)       (12,765)

Benefit for income taxes....................         (10,205)        (5,143)
                                                    --------       --------
NET LOSS....................................        $(15,558)      $ (7,622)
                                                    ========       ========

LOSS PER SHARE:

Basic and Diluted:
Loss per common share                               $  (0.78)      $  (0.39)
                                                    ========       ========
Weighted average common shares outstanding            19,853         19,772
                                                    ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                Six Months Ended June 30,
                                                -------------------------
                                                   1999            1998
                                                ---------       ---------
REVENUES:
  Oil and gas revenues....................       $ 95,052        $123,045
  Gas plant revenues......................          1,288           1,405
  Pipeline and other revenues.............              4           1,722
  Gain on sale of assets, net.............         80,312           1,677
  Interest and other income...............          2,847           1,324
                                                ---------       ---------
                                                  179,503         129,173
                                                ---------       ---------
COSTS AND EXPENSES:
  Lease operating expenses................         57,876          65,774
  Gas plant operating expenses............          2,336           1,423
  Pipeline and other operating expenses...            143           1,842
  Exploration costs.......................          9,999           2,331
  Depreciation, depletion and
   amortization...........................         46,257          46,556
  General and administrative expenses.....          7,199           8,526
  Outsourcing fees........................          6,846           7,199
  Interest expense........................         16,400          14,444
  Dividends on Guaranteed
    Preferred Beneficial Interests in
    Company's Convertible Debentures
    (TECONS)..............................          3,306           3,306
  Other expense...........................          2,836           1,846
                                                ---------       ---------
                                                  153,198         153,247
                                                ---------       ---------
Income (loss) before income taxes.........         26,305         (24,074)

Provision (benefit) for income taxes......         10,521          (9,870)
                                                ---------       ---------
NET INCOME (LOSS).........................      $  15,784       $ (14,204)
                                                =========       =========

EARNINGS (LOSS) PER SHARE:

Basic:
Earnings (loss) per common share..........      $    0.80       $   (0.72)
                                                =========       =========
Weighted average common shares
 outstanding..............................         19,848          19,759
                                                =========       =========
Diluted:
Earnings (loss) per common share..........      $    0.79       $   (0.72)
                                                =========       =========
Weighted average common and dilutive
 potential common shares outstanding......         19,915          19,759
                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                                  Six Months Ended June 30,
                                                                     1999         1998
                                                                  ---------    ---------


Cash flows from operating activities:
Net income (loss)............................................    $  15,784     $ (14,204)
  Adjustments to reconcile net income (loss) to
   net cash (used in)/provided by operating activities:
     Depreciation, depletion and amortization................       46,257        46,556
     Gain on sale of assets, net.............................      (80,312)       (1,677)
     Dry hole costs..........................................        7,297           138
     Amortization of other costs.............................          811           758
     Deferred revenues.......................................          ---        (1,227)
     Deferred taxes..........................................        5,521       (10,245)
     Appreciation of deferred compensation plan..............          111           ---
     Other...................................................          120           ---
                                                                 ---------     ---------
                                                                    (4,411)       20,099
  Changes in assets and liabilities:
    Accounts receivable......................................       (1,459)       11,240
    Accounts payable and accrued liabilities.................       (5,606)       (5,149)
    Other....................................................       (1,680)       (4,273)
                                                                 ---------     ---------
Net cash (used in)/provided by operating activitie...........      (13,156)       21,917
                                                                 ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas porperties........................      (35,497)      (90,329)
  Acquisitions of oil and gas properties.....................      (61,416)       (7,810)
  Additions to gas plant facilities..........................         (674)       (1,091)
  Additions to other facilities..............................       (2,434)       (1,184)
  Proceeds from sales of properties..........................      199,663         5,811
                                                                 ---------     ---------
Net cash provided by/(used in) investing activities..........       99,642       (94,603)
                                                                 ---------     ---------
Cash flows from financing activities:
  Proceeds from borrowings....................................     120,090       193,000
  Deferred financing costs....................................         ---        (2,636)
  Payments of long-term debt..................................    (160,340)     (121,902)
  Treasury stock sale.........................................         ---           100
  Proceeds from issuance of common stock                               ---         1,280
                                                                 ---------     ---------
Net cash (used in)/provided by financing activities...........     (40,250)       69,842
                                                                 ---------     ---------
  Net increase/(decrease) in cash and cash equivalents........      46,236        (2,844)
  Cash and cash equivalents at beginning of period............       7,403         9,208
                                                                 ---------     ---------
Cash and cash equivalents at end of period....................   $  53,639     $   6,364
                                                                 =========     =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized).......................   $  15,646     $  14,389
   Income taxes...............................................   $   2,250     $     475

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 1998 Form 10-K of Nuevo Energy Company (the "Company").

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

   Comprehensive Income

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $9.0 million and increased by $0.1 million in the second quarter of 1999 and 1998, respectively. During the first six months of 1999 and 1998, oil and gas revenues were reduced by $8.8 million and increased by $0.2 million, respectively, as a result of these transactions.

   The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2006 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at June 30, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2 % Senior Subordinated Notes due 2006 from 9.5%

                             NUEVO ENERGY COMPANY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


   to 5.64%, or 386 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company at 101.16% of their face amount. Based on the market price of 101.23% for the Notes at June 30, 1999, an early termination of this arrangement would result in a payment of approximately $11,000 from the institution to Nuevo.

   For the second half of 1999, the Company is party to crude oil swaps on an average of 31,500 barrels of oil ("Bbls") per day, or 65% of its estimated crude oil production, at an average NYMEX price of $16.35 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit

                             NUEVO ENERGY COMPANY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


   determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers probable reserves and escalated commodity pricing in its estimate of future net revenues. A fair value impairment of $60.8 million was recognized as of December 31, 1998.

   Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

3. Deferred Tax Assets

   As a result of the net loss generated during 1998, the Company has deferred tax assets, net of valuation allowances, of $22.0 million and $27.5 million as of June 30, 1999 and December 31, 1998, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

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

   Historically, the Company's operations were concentrated primarily in two segments: the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations. The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998 and 1999. The Company completed the sale of its Bright Star gas gathering system in July 1998 and the Richfield gas storage assets in February 1998, at their approximate carrying values, and has signed a letter of intent with a third party to sell the remaining asset, the Illini pipeline. Closing of the Illini pipeline sale is expected by the end of 1999, pending finalization of a purchase and sale agreement and certain regulatory approvals. The Company's policy is to record revenues and expenses associated with these assets, which are no longer being depreciated, until they are sold.

                                               For the Six Months
                                                 Ended June 30,
                                              -------------------
                                                1999       1998
                                              --------   --------
     Sales to unaffiliated customers:
       Oil and gas--East.................      $  7,682   $ 24,218
       Oil and gas--West.................        76,455     90,689
       Oil and gas--International........        10,915      8,138
       Gas plant, pipelines and other....         1,292      3,127
                                               --------   --------
     Total sales.........................        96,344    126,172
       Gain on sale of assets, net.......        80,312      1,677
       Other revenues....................         2,847      1,324
                                               --------   --------
     Total revenues......................      $179,503   $129,173
                                               ========   ========

                             NUEVO ENERGY COMPANY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                                    For the Six Months
                                                       Ended June 30,
                                                    --------------------
                                                      1999        1998
                                                    --------    --------
     Operating profit before income taxes:
       Oil and gas--East (a).....................   $ 81,141    $ 12,644
       Oil and gas--West.........................    (18,165)       (552)
       Oil and gas--International................       (806)     (1,288)
       Gas plant, pipelines and other............     (1,786)       (538)
                                                    --------    --------
                                                      60,384      10,266

     Unallocated corporate expenses..............     14,373      16,590
     Interest expense............................     16,400      14,444
     Dividends on TECONS.........................      3,306       3,306
                                                    --------    --------
       Income (loss) before income taxes.........   $ 26,305    $(24,074)
                                                    ========    ========
     Depreciation, depletion and amortization:
       Oil and gas--East.........................   $  4,307    $  6,467
       Oil and gas--West.........................     37,344      36,817
       Oil and gas--International................      3,855       2,529
       Gas plant, pipelines and other............        412         400
                                                    --------    --------
                                                    $ 45,918    $ 46,213
                                                    ========    ========

(a) Includes an $80.3 million net gain on sale of the East Texas gas properties for the six months ended June 30, 1999.

5.  Long-Term Debt

    Long-term debt consists of the following (amounts in thousands):

                                                          June 30,             December 31,
                                                            1999                   1998
                                                         ---------            -------------
9  1/2% Senior Subordinated Notes due 2006 (a)....        $160,000                 $160,000
8 7/8% Senior Subordinated Notes due 2008 (a).....         100,000                  100,000
Bank credit facility (b)..........................         120,000                  158,400
OPIC credit facility..............................           2,051                    3,902
                                                          --------                 --------
        Total debt................................         382,051                  422,302
Less: current maturities..........................          (2,051)                  (3,152)
                                                          --------                 --------
Long-term debt....................................        $380,000                 $419,150
                                                          ========                 ========

(a) In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008. The Company has offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 and $100.0 million of 8 7/8% senior subordinated notes due 2008. In connection with the exchange offers, the Company has solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments delete most of the covenants in the old indentures. The purpose of the exchange offers is to combine the Company's two existing issues of senior subordinated notes into a single new issue in the aggregate principal amount of $260.0 million. The purpose of the consent solicitations is to streamline the Company's covenant structure and to provide the Company with additional flexibility to pursue its operating strategy. The exchange offers were conditioned on receipt of tenders of at least a majority of the outstanding principal amount of each of the old notes and satisfaction of other customary conditions. As of August 9, 1999, tenders had been received from holders of a majority of each issue of the old notes. Accordingly, the Company and the trustee for the old notes executed supplemental indentures containing the proposed amendments relating to the consent solicitations. In addition to the consideration equal to 3% of the outstanding principal amount of the 9 1/2% notes exchanged that the Company will pay to the holders of the 9 1/2% notes who tendered in the exchange offer, which will be accounted for as deferred financing costs, the Company

                             NUEVO ENERGY COMPANY
Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


     expects to incur approximately $4.0 million of expenses during the third quarter of 1999, in connection with this exchange offer.

(b) Nuevo's Restated Credit Agreement dated June 30, 1999, provides for secured revolving credit availability of up to $400.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003. Effective January 6, 1999, the borrowing base on the Company's credit facility was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in current and projected oil prices since the previous determination. The Company and its banks have begun discussions regarding the reset of the borrowing base to be effective as of October 15, 1999. Given the significant increase in crude oil prices since the prior determination, management anticipates a material increase in the borrowing base. The restatement of the Credit Agreement also provided Nuevo with relief under the covenant requiring minimum levels of EBITDA / Fixed Charge coverage. The Company was in compliance with all covenants as of June 30, 1999, and does not anticipate any issues of non-compliance arising in the foreseeable future. At June 30, 1999, outstanding borrowings under the revolving credit agreement were $109.0 million. Additionally, Nuevo had $11.0 million of outstanding borrowings under an uncommitted line of credit. Accordingly, $91.0 million of committed revolving credit capacity was unused and available at June 30, 1999.

6.  (Loss) Earnings per Share Computation

    SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month periods ended June 30, 1999 and 1998 and six-month period ended June 30, 1998, weighted average potential dilutive common shares of 184,000, 506,000 and 451,000, respectively, are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows:

                                                                         For the Three Months Ended June 30,
                                                             ------------------------------------------------------------
                                                                         1999                            1998
                                                             ----------------------------   -----------------------------
                                                                 Loss           Shares           Loss          Shares
                                                             ------------   -------------   ------------    -------------
Loss per Common share--Basic.............................        $(15,558)          19,853        $(7,622)         19,772
Effect of dilutive securities:
Stock options............................................             ---              ---            ---             ---
                                                             ------------    -------------   ------------   -------------
Loss per Common share--Diluted...........................        $(15,558)          19,853        $(7,622)         19,772
                                                             ============    =============   ============   =============

                                                                         For the Six Months Ended June 30,
                                                             -----------------------------------------------------------
                                                                        1999                            1998
                                                             ----------------------------   ----------------------------
                                                                Income         Shares           Loss           Shares
                                                             ------------   -------------   ------------    ------------
Earnings (loss) per Common share--Basic..................         $15,784          19,848       $(14,204)         19,759
Effect of dilutive securities:
Stock options............................................             ---              67            ---             ---
                                                             ------------   -------------   ------------    ------------
Earnings (loss) per Common share--Diluted................         $15,784          19,915       $(14,204)         19,759
                                                             ============   =============   ============    ============

7. Contingencies

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

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

   The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore the Republic of Congo, for the years 1994 through 1997. On June 25, 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

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

8. Acquisitions

   In June 1999, the Company acquired oil properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets (see discussion in Note 9 below). Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999.

   The acquired properties had estimated net proved reserves at June 30, 1999 of
   33.7 million barrels of oil equivalent ("BOE") and will increase the Company's production from California by approximately 5.0 thousand BOE per day. All of these properties are additional interests in the Company's existing properties or are located near its existing properties. The acquisition includes interests in Cymric, East Coalinga, Dos Cuadras and other fields the Company operates.

9. Divestitures

   On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted purchase price of approximately $191.0 million. Of the proceeds, $100.0 million was set aside to fund an escrow account, as discussed above in Note
   8. The remainder of the proceeds were used to repay outstanding senior bank debt. The Company realized an $80.3 million adjusted pre-tax gain on the sale of the East Texas natural gas assets resulting in the realization of $14.6 million of the Company's deferred tax asset. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale is July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 billion cubic feet of natural gas equivalent at January 1, 1999.

                             NUEVO ENERGY COMPANY
Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


   Forward Looking Statements

   This document includes "forward looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document and in the Company's Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

   Capital Resources and Liquidity
   -------------------------------

   Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash (used in) provided by operating activities was $(13.2) million and $21.9 million for the six months ended June 30, 1999 and 1998, respectively. The Company invested $96.9 million and $98.1 million in oil and gas properties for the six months ended June 30, 1999 and 1998, respectively. Such amounts include $64.1 million and $7.8 million for acquisitions of oil and gas properties during the first half of 1999 and 1998, respectively.

   Effective January 6, 1999, the borrowing base on the Company's credit facility was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in current and projected oil prices since the previous determination. The Company and its banks have begun discussions regarding the reset of the borrowing base to be effective as of October 15, 1999. Given the significant increase in crude oil prices since the prior determination, management anticipates a material increase in the borrowing base. At June 30, 1999, outstanding borrowings under the revolving credit agreement were $109.0 million. Additionally, Nuevo had $11.0 million of outstanding borrowings under an uncommitted line of credit. Accordingly, $91.0 million of committed revolving credit capacity was unused and available at June 30, 1999. Also at June 30, 1999, the Company had $55.9 million of working capital.

   In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008. The Company has offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 and $100.0 million of 8 7/8% senior subordinated notes due 2008. In connection with the exchange offers, the Company has solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments delete most of the covenants in the old indentures. The purpose of the exchange offers is to combine the Company's two existing issues of senior subordinated notes into a single new issue in the aggregate principal amount of $260.0 million. The purpose of the consent solicitations is to streamline the Company's covenant structure and to provide the Company with additional flexibility to pursue its operating strategy. The exchange offers were conditioned on receipt of tenders of at least a majority of the outstanding principal amount of each of the old notes and satisfaction of other customary conditions. As of August 9, 1999, tenders had been received from holders of a majority of each issue of the old notes. Accordingly, the Company and the trustee for the old notes executed supplemental indentures containing the proposed amendments relating to the consent solicitations. In addition to the consideration equal to 3% of the outstanding principal amount of the 9 1/2% notes exchanged that the Company

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


   will pay to the holders of the 9 1/2% notes who tendered in the exchange offer, which will be accounted for as deferred financing costs, the Company expects to incur approximately $4.0 million of expenses during the third quarter of 1999, in connection with this exchange offer.

   In June 1999, the Company acquired oil properties located onshore and
   offshore California for $61.4 million from Texaco, Inc.   To purchase these
   assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account was used to repay a portion of outstanding bank debt in early July 1999.

   The Company plans to sell some of its surface real estate assets in Orange County, California during 1999 and use the proceeds to fund a portion of the 1999 capital program. The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   Capital Expenditures

   In June 1999, the Company acquired oil properties located onshore and offshore California for $61.4 million from Texaco, Inc. The acquired properties had estimated net proved reserves at June 30, 1999 of 33.7 million barrels of oil equivalent ("BOE") and will increase the Company's production from California by approximately 5.0 thousand BOE per day. All of these properties are additional interests in the Company's existing properties or are located near its existing properties. The acquisition includes interests in Cymric, East Coalinga, Dos Cuadras and other fields the Company operates.

   Due to lower average realized oil prices in 1998 which continued into the first quarter of 1999, the Company's capital spending plans for 1999 were reduced significantly from levels in previous years. In the Company's original 1999 capital budget, approximately $40.0 million was allocated to exploitation and development projects and approximately $17.0 million was directed to prospect generation and exploration. The Company anticipates spending an additional $33.0 million on exploration and development activities during the remainder of 1999. This includes a $13.0 million increase in the Company's capital spending plans relating to the addition of the Texaco properties acquired in June 1999, which brings the 1999 capital budget up from $57.0 million to $70.0 million. Development activities for the remainder of the year will primarily be focused in California.

   Exploration and development expenditures for the first six months of 1999 and 1998 are as follows (amounts in thousands):

                                                                       For the Six Months Ended
                                                                               June 30,
                                                         --------------------------------------------------
                                                                   1999                        1998
                                                         ----------------------      ----------------------
   Domestic--East                                                       $ 3,762                     $15,899
   Domestic--West                                                        13,512                      70,434
   International                                                         19,421                       7,952
                                                         ----------------------      ----------------------
        Total                                                           $36,695                     $94,285
                                                         ======================      ======================

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


   Following is a description of significant exploration and development activity during the first six months of 1999.

   Exploration Activity

   Domestic - East

   The Company plugged and abandoned the DeBord #1 well in the Fuller Prospect and the LL&E 12-14 well at Four Isle Dome during the first half of 1999.
   Dry hole costs for these wells totaled $0.8 million for the six months ended June 30, 1999.

   Domestic - West

   In the first half of 1999, much progress was made in the Company's preparations for additional exploratory drilling in California. The Company has completed the 3-D seismic work at Belridge Road. This 12,000 acre area is adjacent to the Monument Junction field, and the initial project, Sosa, is currently scheduled to be drilled in September 1999. This prospect will test multiple objectives on an anticline updip to a well drilled in the 1970's, which previously tested oil. In the second quarter of 1999, the Company decided to plug and abandon the Cree Fee #1 well in the Midway Peak prospect area onshore California after it tested at non-commercial rates. The dry hole costs associated with this well were $6.5 million.

   International

   The Company is nearing completion of its interpretations on both blocks in the Republic of Ghana in West Africa ("Ghana") (East Cape Three Points and Accra-Keta). The 2.7 million acre Accra-Keta block is an excellent candidate for a 3-D seismic survey as the Company has identified several prospects along the margin, some with multiple objectives. A seismic program at Accra-Keta should begin late this year or early next year. Mapping of the East Cape Three Points area has been updated and is currently under review.

   Development Activity

   Domestic - East

   No significant activity during the first half of 1999.

   Domestic - West

   In the Bakersfield area, the Company drilled four horizontal wells in its Cymric Field and three horizontal wells in its Belridge Field during the first half of 1999. A fourth horizontal well is currently being drilled in the Belridge Field. Also at Belridge, the Company is starting the continuous injection of steam on a new steamdrive project. A significant facility expansion is underway at the Brea Olinda field. Currently, the Company flares approximately 2 MMCF of natural gas per day. The Company is in the process of installing a cogeneration unit, which will utilize the flared gas and convert it to electricity to supply all of the field electrical needs as well as sell excess electricity. In addition, the Company has started up a propane extraction facility in the Brea Olinda field. The implementation of the cogeneration project and the propane extraction facility should result in significant cost savings for the Brea Olinda property, and is expected to be on-stream by the end of the year.

   International

   During the first half of 1999, the Company drilled eight wells as part of its waterflood project on its property in the Republic of Congo in West Africa ("Congo"). As a result, Congo production is currently at a net production rate of over 6,000 BOPD, compared to a fourth quarter 1998 net production rate of 4,000 BOPD and a first quarter 1999 net production rate of 4,300 BOPD.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $9.0 million and increased by $0.1 million in the second quarter of 1999 and 1998, respectively. During the first six months of 1999 and 1998, oil and gas revenues were reduced by $8.8 million and increased by $0.2 million, respectively, as a result of these transactions.

   The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Senior Subordinated Notes due 2006 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at June 30, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2% Senior Subordinated Notes due 2006 from 9.5% to 5.64%, or 386 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company at 101.16% of their face amount. Based on the market price of 101.23% for the Notes at June 30, 1999, an early termination of this arrangement would result in a payment of approximately $11,000 from the institution to Nuevo.

   For the second half of 1999, the Company is party to crude oil swaps on an average of 31,500 barrels of oil ("Bbls") per day, or 65% of its estimated crude oil production, at an average NYMEX price of $16.35 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options.

   Contingencies
   -------------

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

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

   The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore the Republic of Congo, for the years 1994 through 1997. On June 25, 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

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

   Recent Accounting Pronouncements
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

   Year 2000
   ----------

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

   The Company and Torch Energy Advisors, Inc. ("Torch") have jointly developed a plan to address Nuevo's risks associated with Y2K. Torch provides the financial and administrative systems for Nuevo and operates a substantial portion of its properties. (As used in the remainder of this Y2K discussion, references to the Company may include the Torch employees assisting the Company in its Y2K readiness program). As of August 1, 1999, the Company was in various stages of implementation of the plan, as summarized below:

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

   Remediation. Following upgrades to its accounting software, Nuevo achieved full Y2K compliance for its Oracle-based financial and administrative systems in July 1999. In addition, Torch has inventoried all network and desktop software applications used by Nuevo and believes them to be generally Y2K compliant. The costs of all such risk assessments and remediation for financial and administrative systems are borne by Torch under the terms of Nuevo's outsourcing agreements.

   Contingency Planning. Notwithstanding the previously described efforts, should there be significant unanticipated disruptions in Nuevo's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. Based on current information, Nuevo has not concluded that contingency arrangements for temporary staffing to accommodate such situations will be warranted.

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

   Risk Identification. Nuevo has completed a comprehensive inventory of embedded computer components within the process control systems of its operated oil and natural gas fields and processing plants. Nuevo identified approximately 1,900 embedded components in these computerized systems. Nuevo researched the manufacturer and/or installer of each component to determine the anticipated compliance or non-compliance of the component. To date, the vast majority of embedded components so researched have been deemed either date insensitive or Y2K compliant. The Y2K compliance status is unknown for approximately 16% of the embedded components identified, and research is continuing on these components. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system.

   Risk Assessment. The failure to identify and correct a material Y2K problem could result in outcomes ranging from errors in data reporting, to curtailments or shutdowns in production, to environmental or safety incidents. In attempt to prevent such failures, Nuevo conducted system-level testing of assets owned at June 30, 1999. The component-level evaluation is complete, with the status of 16% of components still unknown and research on these components continuing. The system-level evaluation is virtually complete with approximately 90% of all critical systems owned at June 30, 1999 fully tested. Testing on the remaining systems is expected to be completed by September 30, 1999. For properties acquired after June 30, 1999, evaluation is ongoing and the extent of testing required is to be determined. To assist in this effort, Nuevo and Torch Operating Company have retained consultants who are knowledgeable and experienced in the assessment of Y2K issues impacting field operations. Nuevo completed risk assessment of all mission critical

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


   systems in the second quarter of 1999 for all properties the Company owned as of June 30, 1999. Remediation will extend to September 30, 1999 for properties owned at June 30, 1999. Costs incurred through June 30, 1999, were not material to Nuevo's results of operations, and the cost of the assessment is not expected to be material to Nuevo's future financial results. However, at this time, management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2K non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

   Remediation. The Company has prioritized the remediation of embedded components and systems that are either known to be Y2K non-compliant or that have higher risk of Y2K failures. Nuevo's intent is to give first priority to the remediation of any situation which could potentially impact human health and safety or the environment. Nuevo has prioritized remediation targets by the anticipated financial impact of any such situations on the Company. Nuevo is testing, upgrading and re-testing those embedded components and systems in field process control units deemed to pose the greatest risk. It is important to note that in some circumstances, the procedures that are used to test embedded components for Y2K compliance themselves pose a risk of damaging the component or corrupting the system, thereby accelerating the consequences of Y2K failures. Accordingly, in some situations, it may be deemed the most prudent decision not to test certain embedded components and systems. The amount of capital that Nuevo budgeted for these anticipated costs to remediate or replace embedded components and systems that pose the greatest risk of Y2K non-compliance, is approximately $1.6 million and is not considered to be material to the liquidity or financial condition of the Company. However, it is expected that some additional risks may be identified during 1999, so there can be no assurances that actual capital spending on Y2K remediation will not significantly exceed any amounts originally budgeted.

   Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption. Nuevo is currently evaluating all alternatives and is assessing its levels of risks based on the testing performed to date. The Company should have a better understanding of these issues by the end of the third quarter, which will enable it to execute the best contingency plan given the aforementioned risks.

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

   Contingency Planning. Should material production disruptions occur as a result of Y2K failures of third parties, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption. Nuevo is currently evaluating all alternatives and is assessing its levels of risks based on the testing performed to date and the Company's confidence in the Y2K readiness programs of major/critical suppliers and customers. The Company should have a better understanding of these issues by the end of the third quarter, which will enable it to execute the best contingency plan given the aforementioned risks.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Results of Operations (Three months ended June 30, 1999 and 1998)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                   Three Months
                                                                  Ended June 30,         %
                                                                  --------------     Increase/
                                                                   1999     1998    (Decrease)
                                                                  ------   ------   ----------

Production:
     Oil and condensate - East (MBBLS).........................      131      224         (42%)
     Oil and condensate - West (MBBLS).........................    3,699    4,110         (10%)
     Oil and condensate - International (MBBLS)................      460      387          19%
                                                                  ------   ------
     Oil and condensate - Total (MBBLS)........................    4,290    4,721          (9%)

     Natural gas - East (MMCF).................................    1,004    4,677         (79%)
     Natural gas - West (MMCF).................................    3,131    3,440          (9%)
                                                                  ------   ------
     Natural gas - Total (MMCF)................................    4,135    8,117         (49%)

     Natural gas liquids - East (MBBLS)........................       13       25         (48%)
     Natural gas liquids - West (MBBLS)........................       37       46         (20%)
                                                                  ------   ------
     Natural gas liquids - Total (MBBLS).......................       50       71         (30%)

     Equivalent barrels of production - East (MBOE)............      311    1,028         (70%)
     Equivalent barrels of production - West (MBOE)............    4,258    4,729         (10%)
     Equivalent barrels of production - International (MBOE)...      460      387          19%
                                                                  ------   ------
     Equivalent barrels of production - Total (MBOE)...........    5,029    6,144         (18%)

Average Sales Price:
     Oil and condensate - East.................................   $15.73   $12.60          25%
     Oil and condensate - West.................................   $ 9.28   $ 8.49           9%
     Oil and condensate - International........................   $15.73   $11.88          32%
     Oil and condensate - Total................................   $10.17   $ 8.95          14%

     Natural gas - East........................................   $ 1.89   $ 1.94          (3%)
     Natural gas - West........................................   $ 1.93   $ 2.26         (15%)
     Natural gas - Total.......................................   $ 1.92   $ 2.05          (6%)

Lease Operating Expense:
     Average unit production cost/(1)/ per BOE - East..........   $ 2.82   $ 3.17         (11%)
     Average unit production cost/(1)/ per BOE - West..........   $ 5.90   $ 5.67           4%
     Average unit production cost/(1)/ per BOE - International.   $ 7.28   $ 6.86           6%
     Average unit production cost/(1)/ per BOE - Total.........   $ 5.83   $ 5.33           9%

Depletion, Depreciation and Amortization:
     Average depletion per BOE - East..........................   $ 8.79   $ 2.83         211%
     Average depletion per BOE - West..........................   $ 4.14   $ 3.71          12%
     Average depletion per BOE - International.................   $ 4.47   $ 3.41          31%
     Average depletion per BOE - Total.........................   $ 4.46   $ 3.55          26%
     Average DD&A per BOE - Total..............................   $ 4.56   $ 3.54          29%

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Revenues

Oil and Gas Revenues:

Oil and gas revenues for the three months ended June 30, 1999 were $52.2 million, or 13% lower than oil and gas revenues of $59.9 million for the same period in 1998. This decrease is primarily due to reduced gas volumes as a result of the sale of the East Texas natural gas properties on January 6, 1999, and reduced oil volumes due to the effects of reduced capital spending and the sale of several non-core assets. This decrease was partially offset by an increase in realized oil prices.

East: Oil and gas revenues in the Eastern division for the three months ended June 30, 1999 were $4.1 million, or 66% lower than oil and gas revenues of $12.0 million for the same period in 1998. The decrease results primarily from lower natural gas production due to the sale of the East Texas natural gas properties.

West: Oil and gas revenues for the three months ended June 30, 1999 were $40.9 million, or 6% lower than oil and gas revenues of $43.3 million for the same period in 1998. This decrease is primarily due to a 10% decrease in production due to the effects of reduced capital spending, partially offset by a 9% increase in realized oil prices. The realized oil price of $9.28 per barrel of oil for the three months ended June 30, 1999, includes a hedging loss of $2.60 per barrel of oil produced.

International: Oil revenues for the three months ended June 30, 1999 were $7.2 million as compared to $4.6 million for the same period in 1998. The 57% increase results from a 19% increase in oil production coupled with a 32% increase in oil price realizations to $15.73 per barrel.

Gain on Sale, net:

Gain on sale, net, for the three months ended June 30, 1999 was ($1.4) million, representing a negative revision for final accounting adjustments in connection with the January 1999 sale of the Company's East Texas natural gas properties. There was no gain on sale for the three months ended June 30, 1998.

Interest and Other Income:

Interest and other income for the three months ended June 30, 1999 includes $1.1 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquired domestic producing oil and gas properties in the first half of 1999. This escrow account was liquidated in late June and early July 1999, in connection with the Company's June 1999 acquisition of certain California oil properties from Texaco, Inc. and the repayment of a portion of bank debt, respectively.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the three months ended June 30, 1999 totaled $29.3 million, or 10% lower than $32.7 million for the three months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $5.83 in the second quarter of 1999, compared to $5.33 in the same period in 1998.

East: Lease operating expenses for the three months ended June 30, 1999 totaled $0.9 million, or 73% lower than $3.3 million for the three months ended June 30, 1998. The decrease is primarily attributable to the sale of the East Texas natural gas properties in January of 1999. Lease operating expenses per barrel of oil equivalent were $2.82 in the second quarter of 1999, compared to $3.17 in the same period in 1998.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


West: Lease operating expenses for the three months ended June 30, 1999 totaled $25.1 million, or 6% lower than $26.8 million for the three months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $5.90 in the second quarter of 1999, compared to $5.67 in the same period in 1998. Reduced workover costs onshore contributed to the lower lease operating expenses quarter over quarter. The 10% decrease in production contributed to the higher lease operating expenses per barrel.

International: Lease operating expenses for the three months ended June 30, 1999 totaled $3.3 million, or 26% higher than $2.7 million for the three months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $7.28 in the second quarter of 1999, compared to $6.86 in the same period in 1998. The increase in lease operating expenses is primarily attributable to the Company's second quarter 1998 acquisition of an additional interest in the Yombo field in the Congo.

Gas Plant Operating Expenses:

Gas plant operating expenses were $1.0 million for the three months ended June 30, 1999 as compared to $0.7 million for the three months ended June 30, 1998. The 41% increase in gas plant expenses in 1999 compared to 1998 is due to increased ad valorem taxes.

Exploration Costs

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $7.9 million and $0.9 million for the three months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, exploration costs are comprised of $6.5 million in dry hole costs, $0.7 million in G&G, $0.1million in delay rentals and $0.6 million in expensed project costs. For the three months ended June 30, 1998, exploration costs are comprised of $0.6 million in G&G, $0.2 million in delay rentals and $0.1 million in dry hole costs.

East: The second quarter of 1999 includes $0.1 million of G&G costs associated with the LeLeux prospect in South Louisiana.

West: During the second quarter of 1999, the Company decided to plug and abandon the Cree Fee #1 well in the Midway Peak prospect area onshore California. The dry hole costs associated with this well were $6.5 million.

International: During the second quarter of 1999, $0.4 million in G&G costs were expensed associated with the Accra Keta and the East Cape Three Points prospects in Ghana.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization of $22.9 million for the three months ended June 30, 1999 reflects a 5% increase from $21.8 million in the same period in 1998, due primarily to a higher depletion rate per barrel of oil equivalent on the Company's oil and gas properties. The weighted average depletion rate per barrel of oil equivalent in the second quarter of 1999 was $4.56 versus $3.54 in the second quarter of 1998. Several factors contributed to the change in the average depletion rate per barrel of oil equivalent. First, the property mix changed as the lower cost East Texas natural gas properties were sold in January. Second, the Company's year-end reserves decreased by approximately 12% from the previous year primarily as a result of lower crude oil prices utilized in computing proved reserves at year-end 1998. Finally, the impairment of $68.9 million recognized in the fourth quarter of 1998 reduced the capitalized costs to be depleted and partially offset the increase in the depletion rate per barrel of oil equivalent.

East: Depreciation, depletion and amortization of $2.7 million for the three months ended June 30, 1999 reflects a 13% decrease from $3.1 million in the same period in 1998, due primarily to decreased production volumes as a result of the sale of the East Texas natural gas properties in January 1999.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


West: Depreciation, depletion and amortization of $17.7 million for the three months ended June 30, 1999 reflects a 4% increase from $17.1 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent partially offset by decreased production volumes.

International: Depreciation, depletion and amortization of $2.1 million for the three months ended June 30, 1999 reflects a 50% increase from $1.4 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent as well as increased production volumes.

General and Administrative Expenses:

General and administrative expenses were $3.4 million and $3.8 million in the three months ended June 30, 1999 and 1998, respectively. The 12% decrease is due primarily to a reduction in bonus accruals, engineering costs and third-party consulting studies.

Interest Expense:

Interest expense of $8.4 million incurred in the three months ended June 30, 1999 reflects an increase of 10% as compared to interest expense of $7.6 million in the three months ended June 30, 1998. The increase is primarily attributable to the Company's issuance of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008 in June 1998, which was used to repay lower-interest bank debt.

Other Expense:

In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. Accordingly, amounts lost in the second quarter of 1998 were reclassified from exploration costs to other expense.

Net Loss

Net loss of $15.6 million, $0.78 per common share - basic and diluted, was generated for the three months ended June 30, 1999, as compared to a net loss of $7.6 million, $0.39 per common share - basic and diluted, in the same period in 1998.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Results of Operations (Six months ended June 30, 1999 and 1998)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                       Six Months
                                                                      Ended June 30,           %
                                                                    ------------------     Increase/
                                                                       1999      1998     (Decrease)
                                                                      ------    ------    ----------
Production:
     Oil and condensate - East (MBBLS).........................          302       426         (29%)
     Oil and condensate - West (MBBLS).........................        7,513     8,110          (7%)
     Oil and condensate - International (MBBLS)................          849       712          19%
                                                                      ------    ------
     Oil and condensate - Total (MBBLS)........................        8,664     9,248          (6%)

     Natural gas - East (MMCF).................................        1,983     9,500         (79%)
     Natural gas - West (MMCF).................................        6,244     7,236         (14%)
                                                                      ------    ------
     Natural gas - Total (MMCF)................................        8,227    16,736         (51%)

     Natural gas liquids  - East (MBBLS).......................           26        41         (37%)
     Natural gas liquids - West (MBBLS)........................           67        75         (11%)
                                                                      ------    ------
     Natural gas liquids - Total (MBBLS).......................           93       116         (20%)

     Equivalent barrels of production - East (MBOE)............          658     2,051         (68%)
     Equivalent barrels of production - West (MBOE)............        8,621     9,391          (8%)
     Equivalent barrels of production - International (MBOE)...          849       712          19%
                                                                      ------    ------
     Equivalent barrels of production - Total (MBOE)...........       10,128    12,154         (17%)

Average Sales Price:
     Oil and condensate - East.................................      $ 13.31   $ 13.47          (1%)
     Oil and condensate - West.................................      $  8.47   $  9.10          (7%)
     Oil and condensate - International........................      $ 12.86   $ 11.42          13%
     Oil and condensate - Total................................      $  9.07   $  9.48          (4%)

     Natural gas - East........................................      $  1.75   $  1.89          (7%)
     Natural gas - West........................................      $  1.91   $  2.20         (13%)
     Natural gas - Total.......................................      $  1.87   $  2.01          (7%)

Lease Operating Expense:
     Average unit production cost/(1)/ per BOE - East..........      $  2.36   $  3.07         (23%)
     Average unit production cost/(1)/ per BOE - West..........      $  5.80   $  5.74           1%
     Average unit production cost/(1)/ per BOE - International.      $  7.44   $  7.79          (5%)
     Average unit production cost/(1)/ per BOE - Total.........      $  5.71   $  5.41           6%

Depletion, Depreciation and Amortization:
     Average depletion per BOE - East..........................      $  6.56   $  3.02         117%
     Average depletion per BOE - West..........................      $  4.32   $  3.76          15%
     Average depletion per BOE - International.................      $  4.55   $  3.40          34%
     Average depletion per BOE - Total.........................      $  4.49   $  3.77          19%
     Average DD&A per BOE  Total...............................      $  4.57   $  3.83          19%

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the six months ended June 30, 1999 were $95.1 million, or 23% lower than oil and gas revenues of $123.0 million for the same period in 1998. This decrease is primarily due to lower realized oil and gas prices in the first half of 1999, reduced oil volumes due to reduced capital spending and the sale of several non-core assets in 1999, and reduced gas volumes as a result of the sale of the East Texas natural gas properties on January 6, 1999.

East: Oil and gas revenues in the Eastern division for the six months ended June 30, 1999 were $7.7 million, or 68% lower than oil and gas revenues of $24.2 million for the same period in 1998. The decrease results primarily from lower natural gas production due to the sale of the East Texas natural gas properties as well as lower realized natural gas prices.

West: Oil and gas revenues for the six months ended June 30, 1999 were $76.5 million, or 16% lower than oil and gas revenues of $90.7 million for the same period in 1998. This decrease is primarily due to a 7% lower realized oil price in the first half of 1999 as well as reduced oil volumes due to reduced capital spending. The realized oil price of $8.47 per barrel for the six months ended June 30, 1999, includes a hedging loss of $1.28 per barrel of oil produced.

International: Oil revenues for the six months ended June 30, 1999 were $10.9 million as compared to $8.1 million for the same period in 1998. The 34% increase results from a 19% increase in oil production along with a 13% increase in oil price realizations to $12.86 per barrel.

Gain on Sale, net:

Gain on sale, net, for the six months ended June 30, 1999 was $80.3 million. Such gain was recognized in connection with the sale of the Company's East Texas natural gas properties for proceeds of $191.1 million, as adjusted for final accounting, along with the sale of several non-core assets. Gain on sale for the six months ended June 30, 1998 was $1.7 million, which relates to the sale of the Company's interest in the Coke field in Chapel Hill, Texas.

Interest and Other Income:

Interest and other income for the six months ended June 30, 1999 includes $2.4 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquired domestic producing oil and gas properties in the first half of 1999. The escrow account was liquidated in late June and early July 1999, in connection with the Company's June 1999 acquisition of certain California oil properties from Texaco, Inc. and repayment of a portion of bank debt, respectively.

Expenses

Lease Operating Expenses:

Lease operating expenses for the six months ended June 30, 1999 totaled $57.9 million, or 12% lower than $65.8 million for the six months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $5.71 in the first half of 1999, compared to $5.41 in the same period in 1998.

East: Lease operating expenses for the six months ended June 30, 1999 totaled $1.6 million, or 75% lower than $6.3 million for the six months ended June 30, 1998. The decrease is primarily attributable to the sale of the East Texas natural gas properties in January of 1999. Lease operating expenses per barrel of oil equivalent were $2.36 in the first half of 1999, compared to $3.07 in the same period in 1998.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


West: Lease operating expenses for the six months ended June 30, 1999 totaled $50.0 million, or 7% lower than $53.9 million for the six months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $5.80 in the first quarter of 1999, compared to $5.74 in the same period in 1998. In the first quarter of 1998, poor weather conditions in California caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs. Reduced workover costs onshore in 1999 also contributed to the lower lease operating expenses year over year.

International: Lease operating expenses for the six months ended June 30, 1999 totaled $6.3 million, or 14% higher than $5.6 million for the six months ended June 30, 1998. Lease operating expenses per barrel of oil equivalent were $7.44 in the first half of 1999, compared to $7.79 in the same period in 1998.

Gas Plant Operating Expenses:

Gas plant operating expenses were $2.3 million for the six months ended June 30, 1999 as compared to $1.4 million for the six months ended June 30, 1998. The 64% increase in gas plant expenses in 1999 compared to 1998 is due to increased ad valorem taxes.

Exploration Costs

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $10.0 million and $2.3 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, exploration costs are comprised of $7.3 million in dry hole costs, $1.5 million in G&G, $0.3 million in delay rentals and $0.9 million in expensed project costs. For the six months ended June 30, 1998, exploration costs were comprised of $2.0 million in G&G, $0.2 million in delay rentals and $0.1 million in dry hole costs.

East: During the first half of 1999, the Company decided to plug and abandon the DeBord #1 well in the Fuller prospect area. The dry hole costs associated with this well were $0.6 million. The first half of 1999 also includes $0.2 million of G&G costs associated with the LeLeux prospect in South Louisiana. Exploration costs in the first half of 1998 were $0.5 million.

West: During the first half of 1999, the Company decided to plug and abandon the Cree Fee #1 well in the Midway Peak prospect area onshore California. The dry hole costs associated with this well were $6.5 million. Exploration costs in the first half of 1998 were $0.5 million.


International: During the first half of 1999, $1.0 million in G&G costs were expensed associated with the Accra Keta and the East Cape Three Points prospects in Ghana. Exploration costs of $1.3 million in the first half of 1998 relate to G&G in Ghana.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization of $46.3 million for the six months ended June 30, 1999 reflects a slight decrease from $46.6 million in the same period in 1998, due primarily to decreased production volumes offset by a higher depletion rate per barrel of oil equivalent on the Company's oil and gas properties. The weighted average depletion rate per barrel of oil equivalent in the first half of 1999 was $4.57 versus $3.83 in the first half of 1998.
Several factors contributed to the change in the average depletion rate per barrel of oil equivalent. First, the property mix changed as the lower cost East Texas natural gas properties were sold in January. Second, the Company's year end reserves decreased by approximately 12% from the previous year primarily as a result of lower crude oil prices utilized in computing proved reserves at year end 1998. Finally, the impairment of $68.9 million recognized in the fourth quarter of 1998 reduced the capitalized costs to be depleted and partially offset the increase in the depletion rate per barrel of oil equivalent.

                             NUEVO ENERGY COMPANY
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


East: Depreciation, depletion and amortization of $4.3 million for the six months ended June 30, 1999 reflects a 34% decrease from $6.5 million in the same period in 1998, due primarily to decreased production volumes as a result of the sale of the East Texas natural gas properties in January 1999.

West: Depreciation, depletion and amortization of $37.3 million for the six months ended June 30, 1999 reflects a 1% increase from $36.8 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent offset by decreased production volumes.

International: Depreciation, depletion and amortization of $3.9 million for the six months ended June 30, 1999 reflects a 56% increase from $2.5 million in the same period in 1998, due primarily to an increased average depletion rate per barrel of oil equivalent as well as increased production volumes.

General and Administrative Expenses:

General and administrative expenses were $7.2 million and $8.5 million in the six months ended June 30, 1999 and 1998, respectively. The 16% decrease is due primarily to a reduction in bonus accruals, engineering costs and third-party consulting studies.

Interest Expense:

Interest expense of $16.4 million incurred in the six months ended June 30, 1999 reflects an increase of 14% as compared to interest expense of $14.4 million in the six months ended June 30, 1998. The increase is primarily attributable to the Company's issuance of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008 in June 1998, which was used to repay lower-interest bank debt.

Other Expense:

In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. Accordingly, the Company has reclassified the amounts lost in 1998 and 1999 from exploration costs to other expense. Based on its review of the facts, management is confident that only one employee was involved in the matter and that all misappropriated funds have been identified. The Board engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions to determine the scope of the fraud, the possibility of recovery of amounts lost from insurance, from the terminated employee and/or from third parties, and to make recommendations regarding what, if any, new internal control procedures should be implemented.

Net Income (Loss)

Net income of $15.8 million, $0.80 per common share-basic and $0.79 per common share-diluted, was generated for the six months ended June 30, 1999, as compared to a net loss of $14.2 million, ($0.72) per common share-basic and diluted, in the same period in 1998.

                             NUEVO ENERGY COMPANY
Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company. At June 30, 1999, the fair value of commodity derivative instruments outstanding was a loss of $16.5 million. A 10% increase in the underlying commodity price would increase this loss by $10.3 million.

Changes in prices for California crude oil production, especially sour heavy oil production, do not always follow changes in the prices of oil futures prices on the NYMEX or other established futures markets. The difference the Company receives for its California production and the NYMEX prices or prices on other established futures markets is referred to as basis differential. The volatility of the basis differential makes it difficult to effectively hedge California production.

For the second half of 1999, the Company is party to crude oil swaps on an average of 31,500 barrels of oil ("Bbls") per day, or 65% of its estimated crude oil production, at an average NYMEX price of $16.35 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options.

Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. For 1999, the Company has entered into a swap agreement, with a notional amount of $16.4 million, which hedges the price at which the Company may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of one year. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider. Termination of this swap would not be material.

The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at June 30, 1999:

                                                                                                                    Fair
                                                                                                                    Value
                                1999        2000      2001      2002         2003    Thereafter       Total       Liability
                               ------      ------    ------    ------       ------   ----------       -----       ---------
   Long-term debt,
    including current
    maturities:
   Variable rate              $2,051          --        --        --     $120,000          --         $122,051      $122,051
   Average interest rate         5.2%         --        --        --          5.4%         --              5.4%

   Fixed rate                     --          --        --        --           --       $260,000      $260,000      $258,602
   Average interest rate          --          --        --        --           --            9.3%          9.3%

                             NUEVO ENERGY COMPANY
                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

     See Note 7 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  Changes in Securities

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company, held on May 12, 1999, and the adjournment thereof held on May 26, 1999, the following matters were voted on with the following results:

(1) Robert L. Gerry III was elected as a Class III director with a total of 17,757,024 shares voting in favor and 97,360 shares withheld authority. David Ross III was elected as a Class III director with a total of 17,757,430 shares voting in favor and 96,954 shares withheld authority. David H. Batchelder was elected as a Class III director with a total of 17,757,535 shares voting in favor and 96,849 shares withheld authority.

(2) The Stockholders approved a proposal to amend the Certificate of Incorporation and Bylaws providing for a declassification of the Board of Directors, with a total of 15,984,701 shares voting in favor, 224,482 shares withheld authority and a total of 31,502 shares abstaining.

(3) The Stockholders approved a proposal to amend the Certificate of Incorporation and Bylaws to remove the business combination provisions, with a total of 15,929,896 shares voting in favor, 177,463 shares withheld authority and a total of 43,326 shares abstaining.

(4) The Stockholders approved a proposal to amend the Certificate of Incorporation to grant the directors the right to amend the bylaws, with a total of 13,980,468 shares voting in favor, 1,402,116 shares withheld authority and a total of 132,456 shares abstaining.

(5) The Stockholders approved a proposal to approve the 1998 Non-Executive Employee Stock Purchase Plan, with a total of 12,454,502 shares voting in favor, 3,025,768 shares withheld authority and a total of 34,773 shares abstaining.

(6) The Stockholders approved a proposal to approve the 1999 Stock Incentive Plan, with a total of 7,552,485 shares voting in favor, 6,533,203 shares withheld authority and a total of 1,436,208 shares abstaining.

(7) The Stockholders approved a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1999, with a total of 17,816,691 shares voting in favor, a total of 15,467 shares voting against and a total of 22,226 shares abstaining.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

3.    Exhibits

 (3)  Articles of Incorporation and bylaws.

3.1   Certificate of Incorporation of Nuevo Energy Company.

3.2 Certificate of Amendment to the Certificate of Incorporation of Nuevo Energy Company.

3.3   Bylaws of Nuevo Energy Company.

3.4   Amendment to Section 3.1 of the Bylaws of Nuevo Energy Company.

 (4)  Instruments defining the rights of security holders, including indentures.

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 33-33873) filed under the Securities Act of 1933).

4.2 Indenture dated April 1, 1996 among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust Company as the Trustee - 9 1/2% Senior Subordinated Notes due 2006. (Incorporated by reference from Form S-3 (No. 333-1504).

4.3 Form of Amended and Restated Declaration of Trust dated December 23, 1996, among the Company, as sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, and Michael D. Watford, Robert L. Gerry, III and Robert M. King, as Regular Trustees. (Incorporated by reference from
      Exhibit 4.1 to Form 8-K filed on December 23, 1996).

4.4 Form of Subordinated Indenture dated as of November 25, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 23, 1996).

4.5 Form of First Supplemental Indenture dated December 23, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee. (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 23, 1996).

4.6 Form of Preferred Securities Guarantee Agreement dated as of December 23, 1996, between the Company and Wilmington Trust Company, as Guarantee Trustee. (Incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 23, 1996).

4.7 Form of Certificate representing TECONS. (Incorporated by reference from Exhibit 4.5 to Form 8-K filed December 23, 1996).

4.8 Shareholder Rights Plan, dated March 5, 1997, between Nuevo Energy Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on April 1,
      1997).

4.9 Release and Termination of Subsidiary Guarantees with respect to the 9 1/2% Senior Subordinated Notes due 2006. (Incorporated by reference to
      Exhibit 4.11 to Form 10-K for the year ended December 31, 1997.)

4.10 Indenture dated June 8, 1998 among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust Company as the Trustee - 8 7/8% Senior Subordinated Notes due 2008. (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4
      (No. 333-60655) filed on August 5, 1998.

(10)  Material Contracts

10.1 Second Restated Credit Agreement dated June 30, 1999 between Nuevo Energy Company (Borrower) and Bank of America N.A., formerly NationsBank, N.A. (Administrative Agent), Morgan Guaranty Trust Company of New York (Documentation Agent), Banc of America Securities LLC (Lead Arranger and Sole Book Manager) and certain lenders.

27.   Financial Data Schedule

     Reports on Form 8-K.

     1. Report filed on Form 8-K on July 23, 1999, regarding the offer to exchange a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008, for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 and $100.0 million of 8 7/8% senior subordinated notes due 2008 reporting Item 7. Financial Statements and Exhibits.

     2. Report filed on Form 8-K on August 2, 1999, regarding the amended offer to exchange a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008, for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 and $100.0 million of 8 7/8% senior subordinated notes due 2008 reporting Item 7. Financial Statements and Exhibits.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                      (Registrant)



Date:  August 16, 1999              By:/s/  Douglas L. Foshee
                                       Douglas L. Foshee
                                       Chairman, President and Chief Executive
                                       Officer


Date:  August 16, 1999              By:/s/ Robert M. King
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer