Form 10-Q
period 1999-09-30
NUEVO ENERGY CO
filed 1999-11-15
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                      Commission File Number     1-10537


                             Nuevo Energy Company
            (Exact name of registrant as specified in its charter)



               Delaware                                     76-0304436
  (State or other jurisdiction of                        (I.R.S.Employer
  incorporation or organization)                      Identification Number)

   1021 Main Street, Suite 2100
          Houston, Texas                                      77002
(Address of Principal Executive Offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (713) 652-0706


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No___
                                     ---

As of November 10, 1999, the number of outstanding shares of the Registrant's common stock was 18,470,930.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                                            PAGE
                                                                                           NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets:
               September 30, 1999 (Unaudited) and December 31, 1998....................         3
             Condensed Consolidated Statements of Operations (Unaudited):
               Three and nine months ended September 30, 1999
               and September 30, 1998..................................................         5
             Condensed Consolidated Statements of Cash Flows (Unaudited):
               Nine months ended September 30, 1999 and September 30, 1998.............         7
             Notes to Condensed Consolidated Financial Statements (Unaudited)..........         8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................        15

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...................        31

PART II.  OTHER INFORMATION............................................................        32

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
------------------------------


                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                    ASSETS
                                    ------

                                                       September 30, 1999   December 31, 1998
                                                       ------------------   -----------------
                                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...........................          $    2,187          $    7,403
 Accounts receivable.................................              38,330              25,096
 Product inventory...................................               2,131               5,998
 Assets held for sale................................              28,403             120,055
 Prepaid expenses and other..........................               4,679               2,700
                                                               ----------          ----------
   Total current assets..............................              75,730             161,252
                                                               ----------          ----------

PROPERTY AND EQUIPMENT, at cost:

 Land................................................              51,038              51,038
 Oil and gas properties (successful efforts method)..             996,086             959,348
 Gas plant facilities................................              11,443              17,112
 Other facilities....................................              16,756               6,696
                                                               ----------          ----------

                                                                1,075,323           1,034,194
 Accumulated depreciation, depletion and
   amortization......................................            (422,820)           (417,622)
                                                               ----------          ----------
                                                                  652,503             616,572
                                                               ----------          ----------

DEFERRED TAX ASSETS, net.............................               4,480              27,534

OTHER ASSETS.........................................              14,764              12,327
                                                               ----------          ----------

                                                               $  747,477          $  817,685
                                                               ==========          ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                   (Amounts in Thousands, Except Share Data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                   September 30, 1999  December 31,1998
                                                                   ------------------  ----------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable.................................................          $ 18,220         $  24,393
  Accrued interest.................................................             2,862             4,161
  Accrued liabilities..............................................            19,873            17,917
  Current maturities of long-term debt.............................             1,125             3,152
                                                                             --------         ---------
     Total current liabilities.....................................            42,080            49,623
                                                                             --------         ---------

LONG-TERM DEBT, net of current maturities..........................           360,500           419,150

OTHER LONG-TERM LIABILITIES........................................             2,820             2,034

CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I....................................           115,000           115,000

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value, 50,000,000 shares
   authorized, 20,419,871 and 20,308,462
   shares issued at September 30, 1999 and December 31, 1998,
   respectively....................................................               204               203

  Additional paid-in capital.......................................           357,173           355,600

  Treasury stock, at cost, 1,743,200 and 473,876 shares, at
  September 30, 1999 and December 31, 1998, respectively...........           (38,740)          (19,335)

  Stock held by benefit trust, 68,628 and 47,759 shares, at
  September 30, 1999 and December 31, 1998, respectively...........            (1,730)           (1,732)

  Accumulated deficit..............................................           (89,830)         (102,858)
                                                                             --------         ---------
      Total stockholders' equity...................................           227,077           231,878
                                                                             --------         ---------

                                                                             $747,477         $ 817,685
                                                                             ========         =========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1999              1998
                                              --------------   ---------------

REVENUES:
 Oil and gas revenues......................       $   68,254        $   60,770
 Gas plant revenues........................              733               628
 Pipeline and other revenues...............              ---                19
 Gain on sale of assets, net...............             (309)            4,091
 Interest and other income.................            1,570               458
                                                  ----------        ----------
                                                      70,248            65,966
                                                  ----------        ----------
COSTS AND EXPENSES:
 Lease operating expenses..................           34,485            34,022
 Gas plant operating expenses..............            1,144               884
 Pipeline and other operating expenses.....               73               116
 Exploration costs.........................              620             9,862
 Depreciation, depletion and amortization..           17,299            20,261
 General and administrative expenses.......            4,636             3,207
 Outsourcing fees..........................            3,603             3,746
 Interest expense..........................            7,948             8,881
 Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS).........            1,653             1,653
 Other expense.............................            3,381             2,083
                                                  ----------        ----------
                                                      74,842            84,715
                                                  ----------        ----------

Loss before income taxes...................           (4,594)          (18,749)

Benefit for income taxes...................           (1,838)           (7,504)
                                                  ----------        ----------

NET LOSS...................................       $   (2,756)       $  (11,245)
                                                  ==========        ==========

LOSS PER SHARE:

Basic and Diluted:
Loss per common share                             $    (0.14)       $    (0.57)
                                                  ==========        ==========

Weighted average common shares outstanding            19,610            19,820
                                                  ==========        ==========

    See accompanying notes to condensed consolidated financial statements.

                            NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1999                1998
                                                ------------       ------------
REVENUES:
  Oil and gas revenues........................    $  163,306         $  183,815
  Gas plant revenues..........................         2,021              2,033
  Pipeline and other revenues.................             4              1,741
  Gain on sale of assets, net.................        80,003              5,768
  Interest and other income...................         4,417              1,782
                                                  ----------         ----------
                                                     249,751            195,139
                                                  ----------         ----------
COSTS AND EXPENSES:
  Lease operating expenses....................        92,361             99,796
  Gas plant operating expenses................         3,480              2,307
  Pipeline and other operating expenses.......           216              1,958
  Exploration costs...........................        10,619             12,193
  Depreciation, depletion and amortization....        63,556             66,817
  General and administrative expenses.........        11,835             11,733
  Outsourcing fees............................        10,449             10,945
  Interest expense............................        24,348             23,325
  Dividends on Guaranteed Preferred Beneficial
   Interests in Company's Convertible
   Debentures (TECONS)........................         4,959              4,959
  Other expense...............................         6,217              3,929
                                                  ----------         ----------
                                                     228,040            237,962
                                                  ----------         ----------

Income (loss) before income taxes.............        21,711            (42,823)

Provision (benefit) for income taxes..........         8,683            (17,374)
                                                  ----------         ----------

NET INCOME (LOSS).............................    $   13,028         $  (25,449)
                                                  ==========         ==========

EARNINGS (LOSS) PER SHARE:

Basic:
Earnings (loss) per common share..............    $     0.66         $    (1.29)
                                                  ==========         ==========

Weighted average common shares outstanding....        19,768             19,781
                                                  ==========         ==========

Diluted:
Earnings (loss) per common share..............    $     0.65         $    (1.29)
                                                  ==========         ==========

Weighted average common and dilutive
 potential common shares outstanding..........        19,902             19,781
                                                  ==========         ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                  1999                  1998
                                                                                  ----                  ----
Cash flows from operating activities:
Net income (loss)......................................................      $    13,028         $    (25,449)
  Adjustments to reconcile net income (loss) to
     net cash (used in)/provided by operating activities:
          Depreciation, depletion and amortization.....................           63,556               66,817
          Gain on sale of assets, net..................................          (80,003)              (5,768)
          Dry hole costs...............................................            7,324               10,204
          Amortization of other costs..................................            1,254                1,214
          Deferred revenues............................................              ---               (1,429)
          Deferred taxes...............................................            7,183              (17,929)
          Appreciation (depreciation) of deferred compensation plan....              577                 (695)
          Other........................................................              120                  ---
                                                                             -----------         ------------
                                                                                  13,039               26,965
  Changes in assets and liabilities:...................................
     Accounts receivable                                                         (13,234)               3,049
     Accounts payable and accrued liabilities                                     (7,174)              (1,270)
     Other ............................................................            2,127               (1,051)
                                                                             -----------         ------------
Net  cash (used  in)/provided by operating activities..................           (5,242)              27,693
                                                                             -----------         ------------
Cash flows from investing activities:
  Additions to oil and gas properties..................................          (41,849)            (134,872)
  Acquisitions of oil and gas properties...............................          (61,416)              (7,810)
  Additions to gas plant facilities....................................           (3,420)              (1,238)
  Additions to other facilities........................................           (8,938)              (1,162)
  Proceeds from sales of properties....................................          199,663               11,830
                                                                             -----------         ------------
Net cash provided by/(used in) investing activities                               84,040             (133,252)
                                                                             -----------         ------------
Cash flows from financing activities:
  Proceeds from borrowings.............................................          134,590              225,000
  Deferred financing costs.............................................           (4,989)              (3,342)
  Payments of long-term debt...........................................         (195,267)            (122,828)
  Treasury stock (purchases) sales.....................................          (19,802)                 100
  Proceeds from issuance of common stock...............................            1,454                1,304
                                                                             -----------         ------------
Net cash (used in)/provided by financing activities....................          (84,014)             100,234
                                                                             -----------         ------------

  Net decrease in cash and cash equivalents............................           (5,216)              (5,325)
  Cash and cash equivalents at beginning of period.....................            7,403                9,208
                                                                             -----------         ------------
Cash and cash equivalents at end of period.............................      $     2,187         $      3,883
                                                                             ===========         ============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest (net of amounts capitalized)...............................      $    23,133         $     16,318
   Income taxes........................................................      $     2,250         $        475

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                             --------------------
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 1998 Form 10-K of Nuevo Energy Company (the "Company").

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

     Comprehensive Income
     --------------------

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

     Derivative Financial Instruments
     --------------------------------

     The Company utilizes derivative financial instruments to reduce its exposure to changes in the market prices of crude oil and natural gas. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge crude oil and natural gas prices. Basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the commodity field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

     Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

     As a result of hedging transactions, oil and gas revenues were reduced by $16.5 million and increased by $0.3 million in the third quarter of 1999 and 1998, respectively. During the first nine months of 1999 and 1998, oil and gas revenues were reduced by $25.3 million and increased by $0.5 million, respectively, as a result of these transactions.

     The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at September 30, 1999, this

                             NUEVO ENERGY COMPANY
                             --------------------
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)

     amounted to a net reduction in the carrying cost of the 9 1/2 % Senior Subordinated Notes due 2008 from 9.5% to 6.01%, or 349 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. Based on the market price of 99.81% for the Notes at September 30, 1999, an early termination of this arrangement would result in a payment of approximately $16,900 from the institution to Nuevo.

     For the fourth quarter of 1999, the Company is party to crude oil swaps on an average of 30,000 barrels of oil ("Bbls") per day, or approximately 64% of its estimated crude oil production, at an average NYMEX price of $17.20 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or approximately 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options. For the first quarter of 2001, the Company has hedged 26,000 Bbls per day at an average NYMEX price of $19.52 per Bbl.

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

2.   Property and Equipment
     ----------------------

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

                             NUEVO ENERGY COMPANY
                             --------------------
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)

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

3.   Deferred Tax Assets
     -------------------

     As a result of the net loss generated during 1998, the Company has deferred tax assets, net of valuation allowances, of $4.5 million and $27.5 million as of September 30, 1999 and December 31, 1998, respectively. During the third quarter of 1999, the Company recorded a deferred tax liability totaling $15.9 million, relating to the acquisition of oil and gas properties from Texaco (see Note 8). The deferred tax liability recorded represents the difference between the purchase price for these properties and the underlying tax basis on the date of the acquisition, at the applicable tax rate. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

4.   Industry Segment Information
     ----------------------------

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

     Historically, the Company's operations were concentrated primarily in two segments: the exploration and production of oil and natural gas and gas plant, pipeline and gas storage operations. The Company's non-core gas gathering, pipeline and gas storage assets were reclassified to assets held for sale as of December 31, 1997, consistent with the Company's intention to dispose of these assets during 1998 and 1999. The Company completed the sale of its Bright Star gas gathering system in July 1998 and the Richfield gas storage assets in February 1998, at their approximate carrying values, and the sale of the Illini pipeline, which closed on November 9, 1999. The Company's policy is to record revenues and expenses associated with these assets, which are no longer being depreciated, until they are sold.

                                            For the Nine Months Ended September 30,
                                            ---------------------------------------
                                                  1999                 1998
                                                  ----                 ----
        Sales to unaffiliated customers:
          Oil and gas - East..............      $ 10,150             $ 35,696
          Oil and gas - West..............       132,412              135,905
          Oil and gas - International.....        20,744               12,214
          Gas plant, pipelines and other..         2,025                3,774
                                                --------             --------
        Total sales.......................       165,331              187,589
          Gain on sale of assets, net.....        80,003                5,768
          Other revenues..................         4,417                1,782
                                                --------             --------
        Total revenues....................      $249,751             $195,139
                                                ========             ========

                             NUEVO ENERGY COMPANY
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)

                                                  For the Nine Months Ended September 30,
                                                  ---------------------------------------
                                                       1999                    1998
                                                       ----                    ----
     Operating profit before income taxes:
       Oil and gas - East (a)...................     $ 81,624                $ 17,532
       Oil and gas - West.......................       (7,040)                  2,692
       Oil and gas - International..............        3,568                  (8,313)
       Gas plant, pipelines and other...........       (2,533)                 (1,097)
                                                     --------                --------
                                                       75,619                  10,814
     Unallocated corporate expenses.............       24,601                  25,353
     Interest expense...........................       24,348                  23,325
     Dividends on TECONS........................        4,959                   4,959
                                                     --------                --------
       Income (loss) before income taxes........     $ 21,711                $(42,823)
                                                     ========                ========

     Depreciation, depletion and amortization:
       Oil and gas - East.......................     $  5,694                $  8,411
       Oil and gas - West.......................       50,518                  53,530
       Oil and gas - International..............        6,174                   3,742
       Gas plant, pipelines and other...........          653                     606
                                                     --------                --------
                                                     $ 63,039                $ 66,289
                                                     ========                ========

     (a) Includes an $80.3 million gain on sale of the East Texas gas properties for the nine months ended September 30, 1999.

5.   Long-Term Debt
     --------------

     Long-term debt consists of the following (amounts in thousands):

                                                                  September 30,      December 31,
                                                                      1999               1998
                                                                  -------------      ------------
      9  1/2% Senior Subordinated Notes due 2008 (a).........     $     257,310          $    ---
      9  1/2% Senior Subordinated Notes due 2006 (a).........             2,540           160,000
      8 7/8% Senior Subordinated Notes due 2008 (a)..........               150           100,000
      Bank credit facility (b)...............................           100,500           158,400
      OPIC credit facility...................................             1,125             3,902
                                                                  -------------      ------------
              Total debt.....................................           361,625           422,302
      Less: current maturities...............................            (1,125)           (3,152)
                                                                  -------------      ------------
      Long-term debt.........................................     $     360,500      $    419,150
                                                                  =============      ============

     (a) In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008. The Company offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 ("Old 9 1/2% Notes") and $100.0 million of 8 7/8% senior subordinated notes due 2008 ("8 7/8% Notes"). In August 1999, the Company received tenders to exchange $157.46 million of its Old 9 1/2% Notes and $99.85 million of the 8 7/8% Notes. In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9 1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9 1/2% Notes exchanged) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred $2.9 million of third-party fees during the third quarter of 1999, which are included in other expense.

                             NUEVO ENERGY COMPANY
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)

     (b) Nuevo's Restated Credit Agreement dated June 30, 1999, provides for secured revolving credit availability of up to $400.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003. Effective January 6, 1999, the borrowing base on the Company's credit facility was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous borrowing base determination. The borrowing base was increased to $300.0 million in October 1999, as a result of the significant increase in current commodity prices and the inclusion of recently acquired oil and gas assets in California (see Note 8). The restatement of the Credit Agreement also provided Nuevo with relief under the covenant requiring minimum levels of EBITDA/Fixed Charge coverage. The Company was in compliance with all covenants as of September 30, 1999, and does not anticipate any issues of non-compliance arising in the foreseeable future. At September 30, 1999, outstanding borrowings under the revolving credit agreement were $98.5 million. Accordingly, $101.5 million of committed revolving credit capacity was unused and available at September 30, 1999. Additionally, Nuevo had $2.0 million of outstanding borrowings under an uncommitted line of credit.

6.   (Loss) Earnings per Share Computation
     -------------------------------------

     SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month periods ended September 30, 1999 and 1998 and nine-month period ended September 30, 1998, weighted average potential dilutive common shares of 259,000, 71,000 and 394,000, respectively, are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows:

                                                            For the Three Months Ended September 30,
                                                            ----------------------------------------
                                                                    1999                 1998
                                                            --------------------  ------------------
                                                              Loss     Shares       Loss     Shares
                                                            --------  --------    --------  --------
      Loss per Common share - Basic.....................    $ (2,756)   19,610    $(11,245)   19,820
      Effect of dilutive securities:
      Stock options.....................................         ---       ---         ---       ---
                                                            --------  --------    --------  --------
      Loss per Common share - Diluted...................    $ (2,756)   19,610    $(11,245)   19,820
                                                            ========  ========    ========  ========

                                                            For the Nine Months Ended September 30,
                                                            ----------------------------------------
                                                                    1999                 1998
                                                            --------------------  ------------------
                                                             Income    Shares       Loss     Shares
                                                            --------  --------    --------  --------
      Earnings (loss) per Common share - Basic..........    $ 13,028    19,768    $(25,449)   19,781
      Effect of dilutive securities:
      Stock options.....................................         ---       134         ---       ---
                                                            --------  --------    --------  --------
      Earnings (loss) per Common share - Diluted........    $ 13,028    19,902    $(25,449)   19,781
                                                            ========  ========    ========  ========

7.   Contingencies
     -------------

     The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis, of $56.5 million, including interest;
     ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); iii) failure to develop claiming damages and interest of $106.3 million (gross); and iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does

                             NUEVO ENERGY COMPANY
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)

     not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

     In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company reclassified the amounts lost in 1998 to other expense. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures.

     In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Republic of Congo in West Africa ("Congo") is insured through political risk insurance provided by the Overseas Private Investment Corporation ("OPIC"). The Company will consider its options for political risk insurance in the Republic of Ghana in West Africa ("Ghana") as it evaluates business opportunities.

     The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore the Republic of Congo, for the years 1994 through 1997. On June 25, 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000. The Company and its partners are currently undergoing a tax examination related to their ownership interests in the Yombo field for 1998. Management does not believe that the outcome of this matter will have a material adverse effect on the Company.

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

                             NUEVO ENERGY COMPANY
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)

     would be jointly liable with an indemnification right against CMS) could be as much as $67.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

8.   Acquisitions
     ------------

     In late June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets (see discussion in Note 9 below). Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999.

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

9.   Divestitures
     ------------

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

     During the third quarter of 1999, the Company reclassified certain of its non-core California properties to assets held for sale, as it intends to purse the sale of these assets prior to the end of the year. Accordingly, the Company discontinued depleting and depreciating these assets during the third quarter.

10.  Share Repurchases
     -----------------

     In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' December 1997 authorization to repurchase up to 1,000,000 shares at times and at prices deemed attractive by management. In September 1999, the Board of Directors increased the authorization by 616,600 shares. As of September 30, 1999, the Company had repurchased 1,176,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.83 per share. In October 1999, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares at times and at prices deemed appropriate by management. As of November 11, 1999, the Company had repurchased 1,510,600 shares at an average purchase price of $16.67 per share, including commissions.

                             NUEVO ENERGY COMPANY
                             --------------------
Item 2.        Management's Discussion and Analysis of Financial
------         -------------------------------------------------
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

     Capital Resources and Liquidity
     -------------------------------

     Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash (used in) provided by operating activities was $(5.2) million and $27.7 million for the nine months ended September 30, 1999 and 1998, respectively. The Company invested $103.3 million and $142.7 million in oil and gas properties for the nine months ended September 30, 1999 and 1998, respectively. Such amounts include $61.4 million and $7.8 million for acquisitions of oil and gas properties during the first nine months of 1999 and 1998, respectively.

     Effective January 6, 1999, the borrowing base on the Company's credit facility was reduced from $380.0 million to $200.0 million, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous borrowing base determination. The borrowing base was increased to $300.0 million in October 1999, as a result of the significant increase in current commodity prices and the inclusion of recently acquired oil and gas assets in California (see Note 8 to Notes to Condensed Consolidated Financial Statements). At September 30, 1999, outstanding borrowings under the revolving credit agreement were $98.5 million. Accordingly, $101.5 million of committed revolving credit capacity was unused and available at September 30, 1999. Additionally, Nuevo had $2.0 million of outstanding borrowings under an uncommitted line of credit. At September 30, 1999, the Company had $33.7 million of working capital.

     In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008. The Company offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 ("Old 9 1/2% Notes") and $100.0 million of 8 7/8% senior subordinated notes due 2008 ("8 7/8% Notes"). In August 1999, the Company received tenders to exchange $157.46 million of its Old 9 1/2% Notes and $99.85 million of the 8 7/8% Notes. In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9 1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9 1/2% Notes exchanged) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred $2.9 million of third-party fees during the third quarter of 1999, which are included in other expense.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

     In late June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account was used to repay a portion of outstanding bank debt in early July 1999.

     The Company believes its working capital, cash flow from operations, and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

     Capital Expenditures
     --------------------

     In late June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. The acquired properties had estimated net proved reserves at June 30, 1999 of
     33.7 million barrels of oil equivalent ("BOE") and are expected to increase the Company's production from California by approximately 5.0 thousand BOE per day. All of these properties are additional interests in the Company's existing properties or are located near its existing properties. The acquisition includes interests in Cymric, East Coalinga, Dos Cuadras and other fields the Company operates.

     Due to lower average realized oil prices in 1998 which continued into the first quarter of 1999, the Company's capital spending plans for 1999 were reduced significantly from levels in previous years. In the Company's original 1999 capital budget, approximately $40.0 million was allocated to exploitation and development projects and approximately $17.0 million was directed to prospect generation and exploration. The Company anticipates spending an additional $19.0 million on exploration and development activities during the remainder of 1999. This includes a $13.0 million increase in the Company's capital spending plans relating to the addition of the Texaco properties acquired in June 1999, which brings the total 1999 capital budget up from $57.0 million to $70.0 million. Development activities for the remainder of the year will primarily be focused in California.

     Exploration and development expenditures for the first nine months of 1999 and 1998 are as follows (amounts in thousands):

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1999          1998
                                                       ------------ ------------

        Domestic - East                                $      4,252 $     19,367
        Domestic - West                                      21,370       98,855
        International                                        22,148       22,158
                                                       ------------ ------------
               Total                                   $     47,770 $    140,380
                                                       ============ ============

     Following is a description of significant exploration and development activity during the first nine months of 1999.

     Exploration Activity

     Domestic -- East
     ----------------

     The Company plugged and abandoned the DeBord #1 well in the Fuller Prospect in Texas and the LL&E 12-14 well at Four Isle Dome in Louisiana during the first nine months of 1999. Dry hole costs for these wells totaled $0.8 million for the nine months ended September 30, 1999.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

     Domestic - West
     ---------------

     During the third quarter of 1999, the Company drilled an exploratory well in California to the East of its Monument Junction field. The Company is currently testing this well, which is the first of a series of prospects that the Company has identified from seismic data across its 15,000-acre San Joaquin block. The Company will continue to evaluate and rank these opportunities and plans to drill the next exploratory well late in the first quarter of 2000. In the second quarter of 1999, the Company decided to plug and abandon the Cree Fee #1A well in the Midway Peak prospect area onshore California after it tested at non-commercial rates. The dry hole costs associated with this well were $6.5 million.

     International
     -------------

     The Company has selected a contractor to conduct a 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). The timing for the survey is currently scheduled for the fourth quarter of 1999 or the first quarter of 2000. Due to the presence of multiple opportunities identified from our existing 2-D seismic data across this portion of the concession, the Company has decided to survey a rather large area ranging in size between 800 to 900 square kilometers. This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. The Company currently plans to drill its first exploratory well on the concession late next year.

     Onshore the Republic of Tunisia in Africa, the Company recently acquired additional regional seismic data across its Chott-Fejaj concession. This data was acquired to better evaluate the sub-salt potential beneath the Chott-Fejaj # 3 well, which the Company plans to deepen in late 2000. A large four-way anticline has been mapped beneath the salt body, and the regional data will allow the Company to correlate its main objectives into the pertinent well control surrounding the block.

     Development Activity

     Domestic - East
     ---------------

     No significant activity during the first nine months of 1999.

     Domestic - West
     ---------------

     In the Bakersfield area, the Company drilled four horizontal wells, five injectors and one vertical producer in its Cymric Field during the nine months ended September 30, 1999. Also in Cymric, the Company drilled 11 wells on the properties acquired from Texaco (see Note 8 to the Notes to Condensed Consolidated Financial Statements). The Company drilled 10 vertical potter wells in its Midway Sunset field and four horizontal wells in its Belridge Field during the first nine months of 1999. Also at Belridge, the Company started the continuous injection of steam on a new steamdrive project. As a part of this project, 12 injector wells were drilled this year. A significant facility expansion is underway at the Brea Olinda field. Currently, the Company flares approximately 2 MMCF of natural gas per day. The Company is in the process of installing a cogeneration unit, which will utilize the flared gas and convert it to electricity to supply all of the field electrical needs as well as provide excess electricity for sale. In addition, the Company has started up a propane extraction facility in the Brea Olinda field. The completion of the cogeneration project and the propane extraction facility, which is expected to be on-stream by the end of the year, should result in significant cost savings for the Brea Olinda property.

     International
     -------------

     During the first nine months of 1999, the Company drilled eight wells as part of its waterflood project on its property in the Republic of Congo in West Africa ("Congo"). As a result, Congo production is currently at a net production rate of approximately 5,700 barrels of oil per day, compared to a first half 1999 net production rate of approximately 4,700 barrels of oil per day.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

     Derivative Financial Instruments
     --------------------------------

     The Company utilizes derivative financial instruments to reduce its exposure to changes in the market prices of crude oil and natural gas. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge crude oil and natural gas prices. Basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the commodity field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

     Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1999 or December 31, 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

     As a result of hedging transactions, oil and gas revenues were reduced by $16.5 million and increased by $0.3 million in the third quarter of 1999 and 1998, respectively. During the first nine months of 1999 and 1998, oil and gas revenues were reduced by $25.3 million and increased by $0.5 million, respectively, as a result of these transactions.

     The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Senior Subordinated Notes due 2008 to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at September 30, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2% Senior Subordinated Notes due 2008 from 9.5% to 6.01%, or 349 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. Based on the market price of 99.81% for the Notes at September 30, 1999, an early termination of this arrangement would result in a payment of approximately $16,900 from the institution to Nuevo.

     For the fourth quarter of 1999, the Company is party to crude oil swaps on an average of 30,000 barrels of oil ("Bbls") per day, or approximately 64% of its estimated crude oil production, at an average NYMEX price of $17.20 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or approximately 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options. For the first quarter of 2001, the Company has hedged 26,000 Bbls per day at an average NYMEX price of $19.52 per Bbl.

     Contingencies
     -------------

     The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis, of $56.5 million, including interest;
     ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest of $40.8 million (gross); iii) failure to develop

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

     claiming damages and interest of $106.3 million (gross); and iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

     In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company reclassified the amounts lost in 1998 to other expense. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures.

     In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by insurance, less the Company's deductibles, which in total are $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. The Company also has exposure to costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

     The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by the Overseas Private Investment Corporation ("OPIC"). The Company will consider its options for political risk insurance in Ghana as it evaluates business opportunities.

     The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore the Republic of Congo, for the years 1994 through 1997. On June 25, 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000. The Company and its partners are currently undergoing a tax examination related to their ownership interests in the Yombo field for 1998. Management does not believe that the outcome of this matter will have a material adverse effect on the Company.

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

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

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

     Share Repurchases
     -----------------

     In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' December 1997 authorization to repurchase up to 1,000,000 shares at times and at prices deemed attractive by management. In September 1999, the Board of Directors increased the authorization by 616,600 shares. As of September 30, 1999, the Company had repurchased 1,176,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.83 per share. In October 1999, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares at times and at prices deemed appropriate by management. As of November 11, 1999, the Company had repurchased 1,510,600 shares at an average purchase price of $16.67 per share, including commissions.

     Deferred Income Taxes
     ---------------------

     At September 30, 1999, the Company had a deferred tax asset of $4.5 million, which is net of a valuation allowance of $17.6 million. The Company has determined that it is more likely than not that this net deferred tax asset will be realized. As conditions in the oil and gas industry have improved over the last six months, the Company has continued to evaluate its valuation allowance in light of current conditions. A continued improvement in oil and gas prices, or a continuation of prices existing at September 30, 1999, may result in a reduction in the valuation allowance in subsequent quarters.

     Year 2000
     ---------

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

     The risks associated with Y2K fall into three general areas: i) financial and administrative systems, ii) embedded systems in field process control units, and iii) third party exposures. Nuevo has addressed each of these three areas through a readiness process that has:

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

        a)  increased the awareness of the issue among all employees;
        b)  identified areas of potential risk;
        c) assessed the relative impact of these risks and the Company's ability to manage them;
        d)  remediated high priority risks wherever possible; and
        e)  engaged in contingency planning and testing.

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

     The Company and Torch Energy Advisors, Inc. ("Torch"), with the assistance of outside Y2K consultants, have jointly developed a plan to address Nuevo's risks associated with Y2K. Torch provides the financial and administrative systems for Nuevo and operates a substantial portion of its properties. (As used in the remainder of this Y2K discussion, references to the Company may include the Torch employees and outside consultants assisting Nuevo in its Y2K readiness program). As of November 1, 1999, the Company was in various stages of implementation of the plan, as summarized below:

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

     Risk Assessment. The failure to identify and correct a material Y2K problem could result in inaccurate or untimely financial information for management decision-making or financial and regulatory reporting purposes. The severity of any such problems will impact the time period during which the quality of management information comes under question. At this time, management is confident that any Y2K disruptions associated with its or Torch's financial and administrative systems will not have a material effect on Nuevo's ability to make prudent business decisions nor impede its reporting responsibilities.

     Remediation. Following upgrades to its accounting software, Nuevo achieved full Y2K compliance for its Oracle-based financial and administrative systems in July 1999. In addition, Torch has inventoried all network and desktop software applications used by Nuevo and believes them to be generally Y2K compliant. Testing of these systems is scheduled to be completed by December 1. The costs of all such risk assessments and remediation for financial and administrative systems are borne by Torch under the terms of Nuevo's outsourcing agreements.

     Contingency Planning. Notwithstanding the previously described efforts, should there be significant unanticipated disruptions in Nuevo's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. In some cases, the Company may have to include estimates of its results of operations in its financial reporting detail. If deemed necessary, Nuevo may also use temporary staffing to shoulder the increased workload required in the absence of system automation.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

     Even though the Company's contingency plans are designed to minimize economic disruptions, the Company's primary intent is to preserve and protect human health and safety and the environment.

     Embedded Systems
     ----------------

     Awareness. The Company's Y2K program has involved all levels of management of field assets from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and, as a result, awareness of the issue is considered high.

     Risk Identification. The Company has completed a comprehensive inventory of embedded computer components within the process control systems of its operated oil and natural gas fields and processing plants. This inventory identified approximately 2,000 embedded components in critical computerized systems. Each component was researched with the manufacturer and/or installer to determine its anticipated Y2K compliance or non-compliance. To date, the vast majority of embedded components so researched have been deemed either date insensitive or Y2K compliant. However, the Company does not have manufacturer Y2K compliant representation for 16% of its components. Research on these components is continuing.

     Risk Assessment. The failure to identify and correct a material Y2K problem could result in outcomes ranging from errors in data reporting, to curtailments or shutdowns in production, to environmental or safety incidents. In an attempt to prevent such failures, system-level testing of assets owned at June 30, 1999 was conducted. The system-level evaluation is virtually complete with approximately 98% of all critical systems owned at June 30, 1999 fully tested. Testing on the remaining systems is expected to be completed by November 15, 1999. For properties acquired after June 30, 1999, evaluation is ongoing and testing is also scheduled to be completed by November 15, 1999.

     Remediation. Remediation and re-testing are scheduled to be completed by December 1, 1999. Costs incurred through September 30, 1999 were not material to Nuevo's results of operations, and the cost of the assessment is not expected to be material to Nuevo's future financial results. However, management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2K non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

     The Company has prioritized the remediation of embedded components and systems that are either known to be Y2K non-compliant or that have higher risk of Y2K failures. First priority was given to the remediation of any situation that could potentially impact human health and safety or the environment. The Company is testing, upgrading and re-testing those embedded components and systems in field process control units deemed to pose the greatest risk. It is important to note that in some circumstances, the procedures that are used to test embedded components for Y2K compliance themselves pose a risk of damaging the component or corrupting the system, thereby accelerating the consequences of Y2K failures. Accordingly, in some situations, it may be deemed the most prudent decision not to test certain embedded components and systems. The amount of capital that Nuevo budgeted for these anticipated costs to remediate or replace embedded components and systems that pose the greatest risk of Y2K non-compliance is approximately $1.6 million and is not considered to be material to the liquidity or financial condition of the Company. However, additional Y2K risks may be identified during and beyond the year 1999, so there can be no assurances that actual capital spending on Y2K remediation will not significantly exceed any amounts originally budgeted.

     Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption. Nuevo is continuing its evaluation of contingency alternatives and is assessing its levels of risks based on its business continuity plan testing to date and updates about third-party Y2K readiness.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

     Third-Party Exposures
     ---------------------

     Awareness. Nuevo has conducted numerous Y2K informational programs with its employees and the employees of Torch who have significant interaction with outside vendors, customers, and third-party operators of the Company. All such employees have been asked to participate in the identification of potential third party Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Nuevo, and as a result, awareness of the issue is considered high.

     Risk Identification. Nuevo's most significant third-party Y2K exposure is to the refinery customers who purchase its oil production, on the customer side, and from electricity and other utility companies supplying field operations, on the supplier side. Other significant concerns include the readiness of third-party crude oil and natural gas pipeline facilities involved in the transportation of Nuevo's products, the integrity of global telecommunication systems, the readiness of third-party operators, the readiness of commercial banks to execute electronic fund transfers, and of the ability of the financial community to maintain an orderly market in Nuevo's securities.

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

     Remediation. Where Nuevo has perceived significant risks of Y2K non-compliance that may have a material impact on the Company and where the relationship is between the Company and a vendor, customer or third-party operators, Nuevo has and is endeavoring to obtain a complete understanding of the nature of these risks and will pursue joint testing during fourth quarter 1999.

     Contingency Planning. Should material production disruptions occur as a result of Y2K failures of third parties, Nuevo's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption. Nuevo has and is continuing to evaluate its levels of Y2K risk associated with material third-party vendors based on the testing performed to date. The Company has conducted phone interviews, reviewed SEC filings, obtained vendor correspondence, and other techniques to ascertain the Y2K readiness of most major/critical suppliers, third-party operators, and customers. Though the feedback from these reviews was positive, the Company is still unable to express any degree of confidence that there will not be a material production disruption associated with third-party Y2K non-compliance.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

Results of Operations (Three months ended September 30, 1999 and 1998)
----------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                  Three Months
                                                                Ended September 30,       %
                                                                -------------------
                                                                                      Increase/
                                                                  1999       1998    (Decrease)
                                                                ---------  --------  -----------
Production:
     Oil and condensate - East (MBBLS)........................         53       207        (74%)
     Oil and condensate - West (MBBLS)........................      3,909     4,153         (6%)
     Oil and condensate - International (MBBLS)...............        501       372         35%
                                                                   ------    ------
     Oil and condensate - Total (MBBLS).......................      4,463     4,732         (6%)

     Natural gas  - East (MMCF)...............................        583     4,600        (87%)
     Natural gas - West (MMCF)................................      4,343     3,292         32%
                                                                   ------    ------
     Natural gas - Total (MMCF)...............................      4,926     7,892        (38%)

     Natural gas liquids  - East (MBBLS)......................         12        16        (25%)
     Natural gas liquids - West (MBBLS).......................         42        43         (2%)
                                                                   ------    ------
     Natural gas liquids - Total (MBBLS)......................         54        59         (8%)

     Equivalent barrels of production - East (MBOE)...........        162       990        (84%)
     Equivalent barrels of production - West (MBOE)...........      4,674     4,744         (1%)
     Equivalent barrels of production - International (MBOE)..        501       372         35%
                                                                   ------    ------
     Equivalent barrels of production - Total (MBOE)..........      5,337     6,106        (13%)

Average Sales Price:
     Oil and condensate - East................................     $19.75    $12.34         60%
     Oil and condensate - West(2).............................     $11.28    $ 9.12         24%
     Oil and condensate - International(2)....................     $19.62    $10.97         79%
     Oil and condensate - Total(2)............................     $12.32    $ 9.41         31%

     Natural gas - East.......................................     $ 2.19    $ 1.90         15%
     Natural gas - West.......................................     $ 2.58    $ 2.11         22%
     Natural gas - Total......................................     $ 2.53    $ 1.99         27%

Lease Operating Expense:
     Average unit production cost(1) per BOE - East...........     $ 2.39    $ 2.71        (12%)
     Average unit production cost(1) per BOE - West...........     $ 6.69    $ 5.90         13%
     Average unit production cost(1) per BOE - International..     $ 5.65    $ 9.01        (37%)
     Average unit production cost(1) per BOE - Total..........     $ 6.46    $ 5.57         16%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.
(2)  Inclusive of hedging results.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the three months ended September 30, 1999 were $68.3 million, or 12% higher than oil and gas revenues of $60.8 million for the same period in 1998. This increase is primarily due to an increase in realized oil and gas prices, which was partially offset by reduced gas volumes as a result of the sale of the East Texas natural gas properties on January 6, 1999, and reduced oil volumes as a result of less capital spending in 1999. Third quarter 1999 oil price realizations reflect hedging losses of $16.5 million, or $3.70 per barrel.

East:  Oil and gas revenues in the Eastern division for the three months ended
----
September 30, 1999 were $2.5 million, or 78% lower than oil and gas revenues of $11.5 million for the same period in 1998. This decrease results primarily from lower natural gas production due to the sale of the East Texas natural gas properties.

West:  Oil and gas revenues for the three months ended September 30, 1999 were
----
$56.0 million, or 24% higher than oil and gas revenues of $45.2 million for the same period in 1998. This increase is primarily due to a 24% improvement in average realized oil prices, a 22% improvement in average realized gas prices and a 32% increase in gas production. The realized oil price of $11.28 per barrel for the third quarter of 1999 includes negative hedging results of $4.36 per barrel of oil.

International:  Oil revenues for the three months ended September 30, 1999 were
-------------
$9.8 million as compared to $4.1 million for the same period in 1998. The 139% increase results from a 79% increase in oil price realizations to $19.62 per barrel, coupled with a 35% increase in oil production. The realized oil price of $19.62 per barrel for the third quarter of 1999 includes hedging gains of $1.05 per barrel of oil.

Gain on Sale, net:

Gain on sale, net, for the three months ended September 30, 1999 was ($0.3) million, representing a negative revision for accounting adjustments in connection with the Company's sale of the Illini pipeline and certain insignificant oil and gas properties. Gain on sale for the three months ended September 30, 1998 was $4.1 million, resulting from the Company's sale of its interest in the Sansinena field in California.

Interest and Other Income:

Interest and other income for the three months ended September 30, 1999 includes a $0.6 million gain on the sale of an unconsolidated subsidiary, as well as several individually insignificant items.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the three months ended September 30, 1999 totaled $34.5 million, or 1% higher than $34.0 million for the three months ended September 30, 1998. Lease operating expenses per barrel of oil equivalent were $6.46 in the third quarter of 1999, compared to $5.57 in the same period in 1998. The per barrel increase is primarily due to the 13% decrease in total production, an increase in steam costs, and a change in asset mix resulting from the January 1999 sale of the East Texas properties, which had relatively low operating costs, and the June 1999 purchase of the Texaco properties, which have relatively higher operating costs.

East:  Lease operating expenses for the three months ended September 30, 1999
----
totaled $0.4 million, or 85% lower than $2.7 million for the three months ended September 30, 1998. The decrease is primarily attributable to the sale of the East Texas natural gas properties in January of 1999. Lease operating expenses per barrel of oil equivalent were $2.39 in the third quarter of 1999, compared to $2.71 in the same period in 1998.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

West:  Lease operating expenses for the three months ended September 30, 1999
----
totaled $31.3 million, or 12% higher than $28.0 million for the three months ended September 30, 1998. Lease operating expenses per barrel of oil equivalent were $6.69 in the third quarter of 1999, compared to $5.90 in the same period in 1998. Higher steam costs contributed to the higher lease operating expenses quarter over quarter, as did the purchase of the Texaco properties, which have relatively high operating costs.

International:  Lease operating expenses for the three months ended September
-------------
30, 1999 totaled $2.8 million, or 15% lower than $3.3 million for the three months ended September 30, 1998. Lease operating expenses per barrel of oil were $5.65 in the third quarter of 1999, compared to $9.01 in the same period in 1998. The decrease in lease operating expenses per barrel of oil is primarily attributable to the 35% increase in production.

Gas Plant Operating Expenses:

Gas plant operating expenses were $1.1 million for the three months ended September 30, 1999 as compared to $0.9 million for the three months ended September 30, 1998. The 29% increase in gas plant expenses in 1999 compared to 1998 is attributable to ad valorem taxes.

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $0.6 million and $9.9 million for the three months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999, exploration costs were comprised of $0.2 million in G&G, $0.1 million in delay rentals and $0.3 million in expensed project costs. For the three months ended September 30, 1998, exploration costs were comprised of $8.1 of dry hole costs (most of which relate to exploration activity in Ghana), $1.0 million in G&G, $0.5 million in delay rentals and $0.3 million of other exploration costs.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization of $17.3 million for the three months ended September 30, 1999 reflects a 15% decrease from $20.3 million in the same period in 1998, due primarily to the impairment of oil and gas properties of $60.8 million recognized in the fourth quarter of 1998, which reduced the capitalized costs to be depleted in 1999.

General and Administrative Expenses:

General and administrative expenses were $4.6 million and $3.2 million in the three months ended September 30, 1999 and 1998, respectively. The 45% increase is due primarily to a $0.9 million increase in the fair market value of securities in the Company's deferred compensation plan and $0.2 million of non-recurring costs associated with relocating employees in California. The remaining increase is made up of individually insignificant items.

Interest Expense:

Interest expense of $7.9 million incurred in the three months ended September 30, 1999 reflects a decrease of 11% as compared to interest expense of $8.9 million in the three months ended September 30, 1998. The decrease is primarily attributable to lower average bank debt outstanding during the third quarter of 1999 versus the same period in 1998.

Other Expense:

In connection with the exchange of its senior subordinated notes (see Note 5 to the Notes to Condensed Consolidated Financial Statements), the Company incurred $2.9 million of third-party fees during the third quarter of 1999, which are included in other expense.

In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. Accordingly, amounts lost in the third quarter of 1998 were reclassified from exploration costs to other expense.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

Net Loss
--------

Net loss of $2.8 million, $0.14 per common share - basic and diluted, was reported for the three months ended September 30, 1999, as compared to a net loss of $11.2 million, $0.57 per common share - basic and diluted, in the same period in 1998.

Results of Operations (Nine months ended September 30, 1999 and 1998)
---------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                   Nine Months
                                                                Ended September 30,       %
                                                                -------------------
                                                                                      Increase/
                                                                  1999       1998    (Decrease)
                                                                ---------  --------  -----------
Production:
     Oil and condensate - East (MBBLS)........................        355       632        (44%)
     Oil and condensate - West (MBBLS)........................     11,422    12,265         (7%)
     Oil and condensate - International (MBBLS)...............      1,350     1,084         25%
                                                                  -------   -------
     Oil and condensate - Total (MBBLS).......................     13,127    13,981         (6%)

     Natural gas  - East (MMCF)...............................      2,567    14,100        (82%)
     Natural gas - West (MMCF)................................     10,586    10,528          1%
                                                                  -------   -------
     Natural gas - Total (MMCF)...............................     13,153    24,628        (47%)

     Natural gas liquids  - East (MBBLS)......................         37        58        (36%)
     Natural gas liquids - West (MBBLS).......................        110       117         (6%)
                                                                  -------   -------
     Natural gas liquids - Total (MBBLS)......................        147       175        (16%)

     Equivalent barrels of production - East (MBOE)...........        821     3,040        (73%)
     Equivalent barrels of production - West (MBOE)...........     13,295    14,136         (6%)
     Equivalent barrels of production - International (MBOE)..      1,350     1,084         25%
                                                                  -------   -------
     Equivalent barrels of production - Total (MBOE)..........     15,466    18,260        (15%)

Average Sales Price:
     Oil and condensate - East................................    $ 14.27   $ 13.10          9%
     Oil and condensate - West(2).............................    $  9.43   $  9.10          4%
     Oil and condensate - International(2)....................    $ 15.37   $ 11.27         36%
     Oil and condensate - Total(2)............................    $ 10.17   $  9.45          8%

     Natural gas - East.......................................    $  1.85   $  1.91         (3%)
     Natural gas - West.......................................    $  2.19   $  2.17          1%
     Natural gas - Total......................................    $  2.12   $  2.02          5%

Lease Operating Expense:
     Average unit production cost(1) per BOE - East...........    $  2.36   $  2.96        (20%)
     Average unit production cost(1) per BOE - West...........    $  6.11   $  5.79          6%
     Average unit production cost(1) per BOE - International..    $  6.78   $  8.21        (17%)
     Average unit production cost(1) per BOE - Total..........    $  5.97   $  5.47          9%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

(2)  Inclusive of hedging results.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the nine months ended September 30, 1999 were $163.3 million, or 11% lower than oil and gas revenues of $183.8 million for the same period in 1998. This decrease is primarily due to reduced gas volumes as a result of the sale of the East Texas natural gas properties on January 6, 1999, partially offset by improved oil and gas prices. The Company's oil price realization reflects hedging losses of $25.3 million, or $1.93 per barrel, for the nine months ended September 30, 1999.

East:  Oil and gas revenues in the Eastern division for the nine months ended
----
September 30, 1999 were $10.2 million, or 72% lower than oil and gas revenues of $35.7 million for the same period in 1998. The decrease results primarily from lower natural gas production due to the sale of the East Texas natural gas properties.

West:  Oil and gas revenues for the nine months ended September 30, 1999 were
----
$132.4 million, or 3% lower than oil and gas revenues of $135.9 million for the same period in 1998. The decrease is mostly due to the 6% decrease in production as a result of reduced capital spending in 1999, partially offset by a 4% improvement in realized oil prices. The realized oil price of $9.43 per barrel for the nine months ended September 30, 1999, includes negative hedging results of $2.33 per barrel.

International:  Oil revenues for the nine months ended September 30, 1999 were
-------------
$20.7 million as compared to $12.2 million for the same period in 1998. The 70% increase results from a 25% increase in oil production along with a 36% increase in oil price realizations to $15.37 per barrel. The realized oil price of $15.37 per barrel for the nine months ended September 30, 1999, includes hedging gains of $1.01 per barrel.

Gain on Sale, net:

Gain on sale, net, for the nine months ended September 30, 1999 was $80.0 million. Such gain was recognized in connection with the sale of the Company's East Texas natural gas properties for proceeds of approximately $191.0 million, as adjusted for final accounting, along with the sale of several non-core assets. Gain on sale for the nine months ended September 30, 1998 was $5.8 million, $1.7 of which relates to the sale of the Company's interest in the Coke field in Chapel Hill, Texas and $4.1 million of which relates to the sale of the Company's interest in the Sansinena field in California.

Interest and Other Income:

Interest and other income for the nine months ended September 30, 1999 includes $2.4 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquired domestic producing oil and gas properties in the first half of 1999. The escrow account was liquidated in late June and early July 1999, in connection with the Company's June 1999 acquisition of certain California oil properties from Texaco, Inc. and repayment of a portion of bank debt. Also included in interest and other income in 1999 is $0.6 million related to the sale of an unconsolidated subsidiary.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the nine months ended September 30, 1999 totaled $92.4 million, or 7% lower than $99.8 million for the nine months ended September 30, 1998. Lease operating expenses per barrel of oil equivalent were $5.97 in the first nine months of 1999, compared to $5.47 in the same period in 1998.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

East:  Lease operating expenses for the nine months ended September 30, 1999
----
totaled $1.9 million, or 79% lower than $9.0 million for the nine months ended September 30, 1998. The decrease is primarily attributable to the sale of the East Texas natural gas properties in January of 1999. Lease operating expenses per barrel of oil equivalent were $2.36 in the first nine months of 1999, compared to $2.96 in the same period in 1998.

West:  Lease operating expenses for the nine months ended September 30, 1999
----
totaled $81.3 million, or 1% lower than $81.9 million for the nine months ended September 30, 1998. Lease operating expenses per barrel of oil equivalent were $6.11 in the first nine months of 1999, compared to $5.79 in the same period in 1998, which is primarily due to the 6% decrease in total production and an increase in steam costs.

International:  Lease operating expenses for the nine months ended September 30,
-------------
1999 totaled $9.2 million, or 3% higher than $8.9 million for the nine months ended September 30, 1998. Lease operating expenses per barrel of oil were $6.78 in the first nine months of 1999, compared to $8.21 in the same period in 1998, due primarily to the 25% increase in production.

Gas Plant Operating Expenses:

Gas plant operating expenses were $3.5 million for the nine months ended September 30, 1999 as compared to $2.3 million for the nine months ended September 30, 1998. The 51% increase in gas plant expenses in 1999 compared to 1998 is primarily due to increased ad valorem taxes.

Exploration Costs:

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $10.6 million and $12.2 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, exploration costs are comprised of $7.3 million in dry hole costs, $1.7 million in G&G, $0.4 million in delay rentals and $1.2 million in expensed project costs. The Company plugged and abandoned the Cree Fee #1A well in the Midway Peak prospect area onshore California, during 1999. The dry hole costs associated with this well were $6.5 million. During the first nine months of 1999, the Company incurred $1.0 million in G&G costs related to its exploration efforts offshore Ghana and $0.6 million in expensed project costs.

For the nine months ended September 30, 1998, exploration costs were comprised of $10.2 million in dry hole costs, $0.9 million in G&G, $0.8 million in delay rentals and $0.3 million in dry hole costs. During the first nine months of 1998, the Company plugged and abandoned its first well offshore Ghana due to the lack of commercial quantities of reserves. Dry hole costs for this well were $7.0 million net to the Company.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization of $63.6 million for the nine months ended September 30, 1999 reflects a 5% decrease from $66.8 million in the same period in 1998, due primarily to the impairment of oil and gas properties of $60.8 million recognized in the fourth quarter of 1998, which reduced the capitalized costs to be depleted in 1999. Also, the East Texas properties were depleted for the first six months in 1998. The Company discontinued depleting these assets in the third quarter of 1998, when it was decided to sell these properties. The 5% decrease was partially offset by higher international depletion, due to increased production.

Interest Expense:

Interest expense of $24.3 million incurred in the nine months ended September 30, 1999 reflects an increase of 4% as compared to interest expense of $23.3 million in the nine months ended September 30, 1998. The increase is primarily attributable to the Company's issuance of $100.0 million of 8 7/8% Senior Subordinated Notes due 2008 in June 1998, which was used to repay lower-interest bank debt. The increase was partially offset by lower interest expense on the Company's bank debt as a result of lower average borrowings outstanding during 1999.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                ----------------------------------------------

Other Expense:

In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Accordingly, the Company reclassified the amounts lost in 1998 to other expense. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures.

Net Income (Loss)
-----------------

Net income of $13.0 million, $0.66 per common share - basic and $0.65 per common share - diluted, was generated for the nine months ended September 30, 1999, as compared to a net loss of $25.4 million, ($1.29) per common share - basic and diluted, in the same period in 1998.

                             NUEVO ENERGY COMPANY
                             --------------------
Item 3.       Quantitative and Qualitative Disclosures about Market Risk
------        ----------------------------------------------------------

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company. At September 30, 1999, the fair value of commodity derivative instruments outstanding was a loss of $35.7 million. A 10% increase in the underlying commodity price would increase this loss by $27.4 million.

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

For the fourth quarter of 1999, the Company is party to crude oil swaps on an average of 30,000 barrels of oil ("Bbls") per day, or approximately 64% of its estimated crude oil production, at an average NYMEX price of $17.20 per Bbl. For calendar year 2000, the Company has entered into crude oil swaps on 16,500 Bbls per day, or approximately 30% of its estimated crude oil production, at an average NYMEX price of $17.94 per Bbl. In addition, for calendar year 2000, the Company has hedged an additional 30% of its estimated crude oil production through the purchase of put options on 16,500 Bbls per day at a NYMEX price of $16.00 per Bbl, and the sale of call options on 16,500 Bbls per day at an average NYMEX price of $21.21 per Bbl. There was no net cost to the Company for these options. For the first quarter of 2001, the Company has hedged 26,000 Bbls per day at an average NYMEX price of $19.52 per Bbl.

Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. For 1999, the Company has entered into a swap agreement, with a notional amount of $16.4 million, which hedges the price at which the Company may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of one year. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. At September 30, 1999, an early termination of this arrangement would result in a payment of approximately $16,900 from the institution to Nuevo. A 10% decrease in the fair value of the notes would result in a payment of approximately $1.6 million from the Company to the financial institution.

The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at September 30, 1999:

                                                                                                   Fair
                                                                                                   Value
                                   1999    2000  2001  2002     2003    Thereafter     Total     Liability
                                   ----    ----  ----  ----   -------   ----------   ---------   ---------
   Long-term debt, including
    current maturities:
   Variable rate                 $1,125     --    --    --   $100,500           --    $101,625    $101,625
   Average interest rate            5.8%    --    --    --        6.0%          --         6.0%

   Fixed rate                        --     --    --    --         --     $260,000    $260,000    $254,134
   Average interest rate             --     --    --    --         --          9.5%        9.5%

                             NUEVO ENERGY COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
-------   -----------------

          See Note 7 to the Notes to Condensed Consolidated Financial
          Statements.

ITEM 2.   Changes in Securities
-------   ---------------------

          None.

ITEM 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None.

ITEM 5.   Other Information
-------   -----------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)  Exhibits

3.   Articles of Incorporation and bylaws

        3.1 Certificate of Incorporation of Nuevo Energy Company (Incorporated by reference from Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

        3.2 Certificate of Amendment to the Certificate of Incorporation of Nuevo Energy Company (Incorporated by reference from Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

        3.3    Bylaws of Nuevo Energy Company (Incorporated by reference from
               Exhibit 3.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

        3.4 Amendment to Section 3.1 of the Bylaws of Nuevo Energy Company (Incorporated by reference from Exhibit 3.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

4.   Instruments defining the rights of security holders, including indentures.

        4.1    Specimen Stock Certificate (Incorporated by reference to Exhibit
               4.1 to Registration Statement on Form S-4 (No. 33-33873) filed under the Securities Act of 1933).

        4.2 Indenture dated April 1, 1996 among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust company as the Trustee - 9 1/2% Senior Subordinated Notes due 2006 (Incorporated by reference from Form S-3 (No. 333-1504).

        4.3 Form of Amended and Restated Declaration of Trust dated December 23, 1996, among the Company, as sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, and Michael D. Watford, Robert L. Gerry III and Robert M. King, as Regular Trustees (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 23, 1996).

        4.4 Form of Subordinated Indenture dated as of November 25, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee (Incorporated by reference from Exhibit 4.2 to Form 8-K filed on December 23, 1996).

        4.5 Form of First Supplemental Indenture dated December 23, 1996, between the Company and Wilmington Trust Company, as Indenture Trustee (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on December 23, 1996).

        4.6 Form of Preferred Securities Guarantee Agreement dated as of December 23, 1996, between the Company and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 4.4 to Form 8-K filed on December 23, 1996).

        4.7 Form of Certificate representing TECONS (Incorporated by reference from Exhibit 4.5 to Form 8-K filed on December 23,
               1996).

        4.8 Shareholder Rights Plan, dated March 5, 1997, between Nuevo Energy Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit I to the Company's Form 8-A filed on April 1, 1997).

        4.9 Release and Termination of Subsidiary Guarantees with respect to the 9 1/2% Senior Subordinated Notes due 2006 (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1997).

        4.10 Indenture dated June 8, 1998, among Nuevo Energy Company as Issuer, various Subsidiaries as the Guarantors, and State Street Bank and Trust Company as the Trustee - 8 7/8% Senior Subordinated Notes due 2008 (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-60655) filed on August 5, 1998).

        4.11 First Supplemental Indenture to the Indenture dated June 8, 1998, dated August 9, 1999 between Nuevo Energy Company and State Street Bank and Trust Company - 8 7/8% Senior Subordinated Notes due 2008 (Incorporated by reference from Exhibit 4.9 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

        4.12 Second Supplemental Indenture to the Indenture dated April 1, 1996, dated August 9, 1999 between Nuevo Energy Company and State Street Bank and Trust Company - 9 1/2% Senior Subordinated Notes due 2006 (Incorporated by reference from Exhibit 4.10 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

        4.13 Indenture, dated as of August 20, 1999 between Nuevo Energy Company and State Street Bank and Trust Company, as Trustee (Incorporated by reference from Exhibit 4.11 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

        4.14 Registration Agreement dated August 20, 1999, between Nuevo Energy Company, Banc of America Securities LLC and Salomon Smith Barney Inc. (Incorporated by reference from Exhibit 4.12 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

10.  Material Contracts

        10.1 Second Restated Credit Agreement dated June 30, 1999 between Nuevo Energy Company (Borrower) and Bank of America N.A., formerly NationsBank, N.A. (Administrative Agent), Morgan Guaranty Trust Company of New York (Documentation Agent), Banc of America Securities LLC (Lead Arranger and Sole Book Manager) and certain lenders (Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

        10.2 1990 Stock Option Plan of the Company, as amended (Incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-1 dated July 13, 1992).

        10.3 1993 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 (No. 333-21063) filed on February 4, 1997).

        10.4   1999 Stock Incentive Plan (Incorporated by reference from Exhibit
               99.1 to Registration Statement on Form S-8 (No. 333-87899) filed on September 28, 1999).

        10.5 Nuevo Energy Company Deferred Compensation Plan (Incorporated by reference from Exhibit 99 to Registration Statement on Form S-8 (No. 333-51217) filed on April 28, 1998).

        10.6 Stock Purchase Agreement, dated as of June 30, 1994, among Amoco Production Company ("APC"), Walter International Inc. ("Walter"), Walter Congo Holdings, Inc. ("Walter Holdings"), Walter International Congo, Inc. (before the merger "Walter Congo" and after the merger "Old Walter Congo"), Nuevo, Nuevo Holding and The Nuevo Congo Company (before the merger, "Nuevo Congo" and after the merger, "Old Nuevo Congo") (Incorporated by reference from Exhibit 2.1 to Form 8-K dated March 10, 1995).

        10.7 Amendment to Stock Purchase Agreement dated as of September 19, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo (Incorporated by reference from
               Exhibit 2.2 to Form 8-K dated March 10, 1995).

        10.8 Second Amendment to Stock Purchase Agreement dated as of October 15, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo (Incorporated by reference from
               Exhibit 2.3 to Form 8-K dated March 10, 1995).

        10.9 Third Amendment to Stock Purchase Agreement dated as of December 2, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo (Incorporated by reference from
               Exhibit 2.4 to Form 8-K dated March 10, 1995).

        10.10 Fourth Amendment to Stock Purchase Agreement dated as of February 23, 1995, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo (Incorporated by reference from
               Exhibit 2.5 to Form 8-K dated March 10, 1995).

        10.11 Tax Agreement dated as of February 23, 1995, executed by APC, Amoco Congo Exploration Company ("ACEC"), Amoco Congo Production Company ("ACPC"), Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo (Incorporated by reference from
               Exhibit 2.6 to Form 8-K dated March 10, 1995).

        10.12 Agreement and Plan of Merger executed by Nuevo Congo, Nuevo Holding and APC dated February 24, 1995 (Incorporated by reference from Exhibit 2.7 to Form 8-K dated March 10, 1995).

        10.13 Finance Agreement dated as of December 28, 1994, among Nuevo Holding, Nuevo Congo and The Overseas Private Investment Corporation ("OPIC") (Incorporated by reference from Exhibit 2.8 to Form 8-K dated March 10, 1995).

        10.14 Subordination Agreement dated December 28, 1994, among Nuevo Congo, Nuevo Holding, Walter Congo, Walter Holdings and APC (Incorporated by reference from Exhibit 2.9 to Form 8-K dated March 10, 1995).

        10.15 Guaranty covering the obligations of Nuevo Congo and Walter Congo under the Stock Purchase Agreement dated February 24, 1995, executed by Walter and Nuevo (Incorporated by reference from Exhibit 2.10 to Form 8-K dated March 10, 1995).

        10.16 Inter-Purchaser Agreement dated as of December 28, 1994, among Walter, Old Walter Congo, Walter Holdings, Nuevo, Old Nuevo Congo and Nuevo Holding (Incorporated by reference from Exhibit 2.11 to Form 8-K dated March 10, 1995).

        10.17 Latent ORRI Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo (Incorporated by reference from Exhibit 2.12 to Form 8-K dated March 10, 1995).

        10.18 Latent Working Interest Contract dated February 25, 1995, among Walter, Walter Holdings, Walter Congo, Nuevo, Nuevo Holding and Nuevo Congo (Incorporated by reference form Exhibit 2.13 to Form 8-K dated March 10, 1995).

        10.19 Asset Purchase Agreement dated as of February 16, 1996 between Nuevo Energy Company, the Purchaser, and Union Oil Company of California as Seller (Incorporated by reference from Exhibit 2.1 to Form S-3 (No. 333-1504)).

        10.20 Asset Purchase Agreement dated as of April 4, 1997, by and among Torch California Company and Express Acquisition Company, as Sellers, and Nuevo Energy Company, as Purchaser. (Incorporated by reference from Exhibit 2.2 to Form S-3(No. 333-1504)).

        10.21 Employment Agreement with Douglas L. Foshee (Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1997).

        10.22 Employment Agreement with Robert M. King (Incorporated by reference from Exhibit 10.24 to Form 10-K for the year ended December 31, 1998).

        10.23 Employment Agreement with Dennis Hammond (Incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997).

        10.24 Employment Agreement with Michael P. Darden (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13,
               1998).

        10.25 Purchase and sale agreement dated October 16, 1998 between Nuevo Energy Company (Seller) and Samson Lone Star Limited Partnership (Buyer) (Incorporated by reference from Exhibit 10.28 to Form 10-K for the year ended December 31, 1998).

        10.26 Master Services Agreement among Nuevo Energy Company and Torch Energy Advisors Incorporated, Torch Operating Company, Torch Energy Marketing, Inc., and Novistar, Inc. dated January 1, 1999 (Incorporated by reference from Exhibit 10.29 to Form 10-K for the year ended December 31, 1998).

        10.27  Employment Agreement with Bruce Murchison dated June 1, 1999.

        10.28  Employment Agreement with John P. McGinnis dated July 15, 1999.

27.  Financial Data Schedule

(b)  Reports on Form 8-K.

           1)  A Current Report on Form 8-K, dated July 26, 1999, reporting Item
               5. Other Events and Item 7. Financial Statements and Exhibits were filed on August 2, 1999.

           2)  A Current Report on Form 8-K, dated July 12, 1999, reporting Item
               5. Other Events and Item 7. Financial Statements and Exhibits were filed on July 23, 1999.

                             NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUEVO ENERGY COMPANY
                                             (Registrant)



Date: November 15, 1999                 By: /s/ Douglas L. Foshee
      -----------------                       ----------------------
                                                Douglas L. Foshee
                                                Chairman, President and Chief
                                                Executive Officer


Date: November 15, 1999                 By: /s/ Robert M. King
      -----------------                       ----------------------
                                                Robert M. King
                                                Senior Vice President and Chief
                                                Financial Officer