Form 10-K405
period 1999-12-31
NUEVO ENERGY CO
filed 2000-03-29
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                        Commission File Number 1-10537

                              NUEVO ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                               76-0304436
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

 1021 Main, Suite 2100, Houston, Texas              77002
(Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (713) 652-0706

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share           New York Stock Exchange
$2.875 Term Convertible Securities, Series A     New York Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No  _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 22, 2000, was approximately $350,119,028.

As of March 22, 2000, the number of outstanding shares of the registrant's common stock was 17,560,829.

Documents Incorporated by Reference:

Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1999, are incorporated by reference into Part III.

                             NUEVO ENERGY COMPANY


                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS



                                                                                                           Page
                                                                                                           Number
                                                                                                           ------

PART I

   Item 1.       Business...........................................................................          2
   Item 2.       Properties.........................................................................         13
   Item 3.       Legal Proceedings..................................................................         21
   Item 4.       Submission of Matters to a Vote of Security Holders................................         21

PART II

   Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..........         22
   Item 6.       Selected Financial Data............................................................         24
   Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................................         25
   Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.........................         36
   Item 8.       Financial Statements and Supplementary Data........................................         37
   Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................................................         73

PART III

   Item 10.      Directors and Executive Officers of the Registrant.................................         73
   Item 11.      Executive Compensation.............................................................         73
   Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................         73
   Item 13.      Certain Relationships and Related Transactions.....................................         73

PART IV

   Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................         73

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

  Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself from its numerous peer group competitors and to generate long term shareholder value consists of: (i) a unique management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and net asset value; (ii) a contrarian investment and financing orientation; (iii) the outsourcing of non-strategic functions; (iv) the alignment of employee compensation structures with shareholder objectives; and (v) a commitment to an exemplary governance structure which reinforces the overarching view of Nuevo as a conduit for shareholders to achieve superior long term capital gains.

  The Company accumulates oil and gas reserves through the drilling of exploratory wells on acreage owned by or leased to the Company, or through the purchase of reserves from others. The Company maximizes production from these reserves through the drilling of developmental wells and through other exploitative techniques. The Company also owns and operates gas plants and other facilities, which are ancillary to the primary business of producing oil and natural gas. The Company also owns certain surface real estate parcels in California that are candidates for sale and/or development in future years.

Oil and Gas Activities

  Since its inception in 1990, Nuevo has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to high potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its large inventory of exploitation projects in its core areas of operation which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs on acquired properties from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, long-lived producing properties which have significant potential for further exploration, exploitation and development; a capital structure supportive of a growing investment program and future acquisitions; and a price risk management

                             NUEVO ENERGY COMPANY

policy designed to protect the Company's ability to generate self-sustaining cash flow and to meet the interest coverage tests under the Company's bond indentures. During the five years ended December 31, 1999, the Company invested $595.4 million in seven acquisitions that added estimated net proved reserves of
214.6 million barrels ("MMBBLS") of oil and 171.1 billion cubic feet ("BCF") of natural gas and replaced 501% of its production at an average cost of $2.72 per barrel of oil equivalent ("BOE"). As a result, the Company's estimated net proved equivalent reserves have increased by approximately 258% since 1995.

Domestic Operations

  As of December 31, 1999, the Company's estimated net U.S. proved reserves totaled 263.4 million barrels of oil equivalent ("MMBOE") or 91% of Nuevo's total proved reserve base. During 1999, the Company's domestic production was
18.9 MMBOE, or 91% of total production.

  West: The majority of the Company's domestic properties are located in the state of California, where the Company operates from an office in Bakersfield. The Company's properties in California are categorized by district as either Bakersfield, Pacific Onshore or Pacific Offshore.

  Nuevo's Bakersfield district operations encompass an estimated net proved reserve base of 135.4 MMBOE as of December 31, 1999, and produced 8.5 MMBOE in 1999. Bakersfield district properties include the Company's interests in the Cymric, Midway-Sunset and Belridge oil fields in the Western San Joaquin Basin in Kern County, California, and in the Coalinga gas field in the North San Joaquin Valley. The Company's Bakersfield properties utilize thermal operations to maximize current production and the ultimate recovery of reserves. The Company owns a 100% working interest (88% net revenue) in its properties in the Cymric field and the entire working interest and an average net revenue interest of approximately 98% in its properties in the Midway-Sunset field. Production is from two zones in the Cymric field, the Tulare formation and the Antelope Shale. The Midway-Sunset field produces from five zones with the Potter Sand and the thermal Diatomite accounting for the majority of the total production. The productive zones of the Belridge field above 2,000 feet in which the Company owns royalty interest are operated by another independent energy company. The remaining deeper zones of the Belridge field are operated and owned by the Company in fee with 100% working and net revenue interests. The Coalinga gas field is operated by Nuevo and the Company owns an average 61% working interest (52% net revenue). Production is from the Gatchell formation.

  Nuevo's Pacific Onshore district operations encompass an estimated net proved reserve base of 50.8 MMBOE as of December 31, 1999, and produced 2.5 MMBOE in 1999. Pacific Onshore district properties include the Company's interest in the Brea Olinda oil field in northern Orange County. The Company operates three fee properties in the Brea Olinda field with a 100% working and net revenue interest. The Company also has royalty interests in additional wells in the Brea Olinda field. Brea Olinda production is from multiple-pay zones in the Miocene and Pliocene sandstones at depths up to 6,500 feet.

  Nuevo's Pacific Offshore district operations encompass an estimated net proved reserve base of 74.9 MMBOE as of December 31, 1999, and resulted in production of 6.9 MMBOE in 1999. Pacific Offshore district properties include the Company's interests in the Point Pedernales, Dos Cuadras, Huntington Beach, Santa Clara and Belmont oil fields in federal OCS leases, offshore Santa Barbara and Ventura Counties and Long Beach. The Company acquired a 12% working interest (10% net revenue) in the Point Pedernales field in July 1994 and an additional 68% working interest (57% net revenue) in the field as part of the acquisition of the California properties in 1996. The Point Pedernales field is operated by the Company, and is located 3.5 miles offshore Santa Barbara County, California, in federal waters. Production is from the Monterey Shale at depths from 3,500-5,150 feet. The Dos Cuadras fields are located offshore five and one-half miles from Santa Barbara in the Santa Barbara Channel. The Company operates three platforms with a 50% working interest (42% net revenue) and another platform with a 67.5% working interest (56% net revenue).

                             NUEVO ENERGY COMPANY

  East: The Company also has properties located in the onshore Gulf Coast region, which are operated from the Company's headquarters in Houston. Nuevo's Houston district operations encompass an estimated net proved reserve base of
2.3 MMBOE as of December 31, 1999, and produced 1.0 MMBOE in 1999. Houston district properties include the Company's interests in the Giddings gas fields in Grimes and Austin Counties, Texas; and in the North Frisco City oil field in Monroe County, Alabama. The Company owns an interest in 12 producing wells in the Giddings field and has an average 46.9% working (35.2% net revenue) interest in these wells. The North Frisco City field is Company-operated. Nuevo owns approximately a 22% working (17% net revenue) interest.

  General:   The Company continues to create value through domestic oil and gas development projects. The Company initiates workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,250 domestic exploitation projects on existing properties, at a West Texas Intermediate ("WTI") crude price of $18.50 per barrel of oil ("BBL"). Capital expenditures for domestic exploitation projects totaled $38.3 million in 1999 and are budgeted at approximately $105.0 million in 2000, if the crude oil forward strip remains above $20.00 per BBL. Examples of current or planned projects include the continuation of horizontal drilling in the Bakersfield district and infill drilling in the recently acquired acreage in the Cymric field to further exploit the Diatomite formation.

  The Company also has an exploration program targeting potential reserve opportunities in California. The Company seeks to reduce the risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys and computer aided exploration ("CAEX") techniques, and by participating with experienced industry partners. The Company's exploration program resulted in four dry wells in 1999.

  Capital expenditures for domestic exploration activity totaled $3.9 million in 1999 and are budgeted at approximately $11.0 million in 2000.

International Operations

  As of December 31, 1999, the Company's estimated international net proved reserves totaled 26.0 MMBOE, or 9% of Nuevo's total proved reserve base. During 1999, the Company's international production was 1.8 MMBOE, or 9% of Nuevo's total production.

  Congo: The Company's international reserves and production consist of a 50% working interest (37.5% average net revenue) in the Yombo and Masseko oil fields located in the Marine I Permit offshore the Republic of Congo in West Africa ("Congo"). Estimated net proved reserves of the Yombo and Masseko oil fields as of December 31, 1999 were 26.0 MMBOE, and production during 1999 totaled 1.8 MMBOE, all from the Yombo field. In 1999, revenues relating to production from the Yombo field accounted for approximately 13% of the total oil and gas revenues for the Company. The properties are located 27 miles offshore in approximately 370 feet of water. The Company also owns an interest in a converted super tanker with storage capacity of over one million barrels of oil for use as a floating production, storage and off loading vessel ("FPSO"). The Company's production is converted on the FPSO to No. 6 fuel oil with less than 0.3% sulfur content.

  The Company's most significant international discovery in 1997 was the Masseko M-4 well drilled on the Marine I Permit approximately six miles to the northwest of the Yombo field. The Company drilled an exploration well to evaluate the Lower Sendji and sub-salt sections underlying the Masseko structure, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by a previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being formulated for Masseko. Other potential exploration features are being evaluated for possible future drilling. Additionally, the Company initiated a waterflood project in the Yombo field to enhance production from existing Upper Sendji and Tchala zones. Plans for 2000 include performing a study to evaluate waterflood performance and to convert up to three wells to water injectors.

  Ghana: In February 2000, the Company relinquished its concession for petroleum rights covering approximately 1.7 million acres in the East Cape Three Points concession offshore the Republic of Ghana in West Africa ("Ghana"). In September 1998, the Company plugged and abandoned its first well in Ghana on the East Cape

                             NUEVO ENERGY COMPANY

Three Points concession due to the lack of commercial quantities of hydrocarbons. Dry hole costs and geological and geophysical costs for this well (net to the Company) were $7.3 million and $1.6 million, respectively, in 1998.

  In October 1997, Nuevo Ghana, Inc., ("Nuevo Ghana"), signed a petroleum agreement with Ghana and the Ghana National Petroleum Corporation, ("GNPC") for petroleum rights covering 2.7 million acres offshore Ghana in the Accra-Keta prospect area. The Company is the operator of this prospect with a 100% working interest. The exploration program for this acreage involves reprocessing existing seismic data, shooting additional seismic and drilling an exploration well during the first phase of the agreement. The Company completed a 3-D seismic survey across this concession in March 2000. The results are currently being reviewed in-house, and based upon the results, the Company plans to drill its first exploratory well on the concession in late 2000.

  Tunisia:  In December 1998, the Company temporarily abandoned the Chott
Fejaj #3 well in Tunisia, North Africa. Based on the Company's evaluation of the initial test results on this well, the Company expensed the $1.8 million of costs incurred as dry hole costs in 1998. The Company has acquired additional regional seismic data across its Chott-Fejaj concession. This data was acquired to better evaluate the sub-salt potential beneath the #3 well, which the Company plans to deepen in late 2000. The Company owns a 17.5% working interest in the well.

  General: Capital expenditures for 1999 international exploration and development activity totaled $2.3 million and $20.4 million, respectively. The Company's 2000 international exploration budget of approximately $8.0 million includes seismic evaluation, data acquisition and the drilling of two wells. International development plans for 2000 include the continuation of the Company's waterflood program in the Congo and are budgeted at approximately $2.0 million.

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

  As of December 31, 1999, the Company owned two gas plants in California that are strategic assets for the Company's oil and gas activities in California.
The Stearns Gas Plant is located in the Brea Olinda field and was processing 3.2 MMCFD at December 31, 1999. The HS&P Gas Plant is used to process gas production from the Point Pedernales field. At December 31, 1999, the HS&P Gas Plant was processing 2.6 MMCFD.

  In December 1999, the Company sold the Santa Clara Valley Gas Plant, which is located east of Ventura, California, in connection with the Company's sale of its interest in the non-core properties onshore California.

  In addition to the gas plants that process Company production, Nuevo has owned certain non-core gas gathering, pipeline and storage assets. In December 1997, the Company announced its intention to dispose of these non-core assets during 1998. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value, an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximate carrying value, and the Illini pipeline, which was sold in November 1999 at its approximate carrying value. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company's results of operations included the operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated subsequent

                             NUEVO ENERGY COMPANY


to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

  On May 2, 1997, the Company sold its 95% interest in the NuStar Joint Venture, which owned an interest in the Benedum natural gas processing plant, and an interest in certain related assets and natural gas gathering systems located in West Texas. The Company recognized a $2.3 million gain on this sale, which was effective January 1, 1997.

Real Estate

  In April 1996, along with its acquisition of certain California upstream oil and gas properties from Union Oil Company of California ("Unocal") (see "Acquisitions and Divestitures of Oil and Gas Properties"), the Company acquired tracts of land in Orange and Santa Barbara Counties in California, two office buildings, one in Ventura County and one in Santa Barbara County, and nearly 16,000 acres of agricultural property in the central valley of California. As of December 31, 1999, there was $51.0 million allocated to land. The office buildings are included in other facilities at December 31, 1999.

  Consistent with Nuevo's proactive asset management strategy, the Company plans to sell certain of its surface real estate assets in late 2000 or 2001. With land values rising in California, the Company expects to monetize a significant portion of its California real estate portfolio.

  The surface fee in Orange County lies within the sphere of influence of the city of Brea, which is in north Orange County and includes three fee parcels, the Stearns Fee, the Stearns Columbia Fee and Naranjal "B" Fee. These are contiguous parcels with gross residential development potential of approximately 230 acres. Nuevo is working toward entitlement of this property, which is expected to be complete in the second half of 2000. The Company will evaluate its options at that time, including the potential sale. Plans are being formulated in relation to the tract of land in Santa Barbara County. The agricultural land, primarily in Kings County, Fresno County and Kern County, has surface leases for grazing or farming use, which are compatible with the production of oil.

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

  On December 31, 1999, the Company completed the sale of its interests in 13 onshore fields and a gas processing plant located in Ventura County, California for an adjusted sales price of $29.6 million. The effective date of the sale was September 1, 1999. A portion of the proceeds, $4.5 million, was deposited in escrow to address possible remediation issues. All or any portion of the funds not used in remediation shall be delivered to the Company. The remainder of the proceeds from the sale were used to repay a portion of the Company's outstanding bank debt.

  In June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999. The acquired properties had estimated net proved reserves at June 30, 1999, of 33.7 million barrels of oil equivalent ("BOE") and are either additional interests in the Company's existing properties or are located near its existing properties. The acquisition included interests in Cymric, East Coalinga, Dos Cuadras, Buena Vista Hills and other fields the Company operates.

                             NUEVO ENERGY COMPANY


  On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted sales price of approximately $191.0 million (see Note 4 to the Notes to Consolidated Financial Statements). The Company realized an $80.2 million adjusted pre-tax gain on the sale of these assets. A $5.2 million gain on settled hedge transactions was also realized in connection with the closing of this sale in 1999. The effective date of the sale was July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 BCF of natural gas equivalent at January 1, 1999.

  In April 1998, the Company acquired a third party's interest in the Marine I Permit in the Congo for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

  In April 1996, the Company acquired certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") from Unocal and certain California oil properties ("Point Pedernales Properties" and, together with the Unocal Properties, the "California Properties") from Torch and certain of its wholly-owned subsidiaries for a combined net purchase price of $525.9 million, plus a contingent payment based on future realized oil prices. The California Properties consisted of 26 fields with approximately 2,400 active wells, and estimated net proved reserves as of December 31, 1999 of 249.3 MMBOE. During 1999, the California Properties constituted 86% of the Company's total oil and natural gas production on a barrel of oil equivalent basis. Since acquiring the California Properties, the Company has spent approximately $255.0 million to complete over 470 exploitation and development projects.

Industry Segment Information

  For industry segment data (including foreign operations), see Note 13 to the Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY


Markets

  The markets for hydrocarbons continue to be quite volatile. The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign oil imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations. (See Note 17 to the Notes to Consolidated Financial Statements.)

  Production of California San Joaquin Valley heavy oil (defined herein as those fields which produce primarily 15(degrees) API quality crude oil or heavier through thermal operations) constituted 40% of the Company's total 1999 output.

  In addition, properties which produce primarily other grades of relatively heavy oil (generally, 19(degrees) API or heavier but produced through non-thermal operations) constituted 17% of the Company's total 1999 output.

  The market price for California heavy oil differs from the established market indices for oil elsewhere in the U.S., due principally to the higher transportation and refining costs associated with heavy oil.

  In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production. In doing so, the contract makes it substantially easier for the Company to hedge its realized prices.

  The Company's Yombo Field production in its Marine I Permit offshore the Congo produces a relatively heavy crude oil (16-20(degrees) API gravity) which is processed into a low-sulfur, No. 6 fuel oil product for sale to worldwide markets. Production from this property constituted 9% of the Company's total 1999 output. The market for residual fuel oil differs from the markets for WTI and other benchmark crudes due to its primary use as an industrial or utility fuel versus the higher value transportation fuel component, which is produced from refining most grades of crude oil.

  Sales to Tosco Corporation accounted for 79%, 60% and 62% of 1999, 1998 and 1997 oil and gas revenues, respectively. Also in 1999 and 1998, sales to Torch Energy Marketing accounted for 12% and 10% of total 1999 and 1998 oil and gas revenues, respectively. The loss of any single significant customer or contract could have a material adverse short-term effect on the Company; however, management of the Company does not believe that the loss of any single significant customer or contract would materially affect its business in the long-term.

Regulation

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

  The Company's sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. In this connection, FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

     With respect to transportation of natural gas on or across the Outer Continental Shelf ("OCS"), the FERC requires, as a part of its regulation under the Outer Continental Shelf Lands Act ("OCSLA"), that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Although to date the FERC has imposed light-handed regulation on offshore facilities that meet its traditional test of gathering status, it has the authority to exercise jurisdiction under the OCSLA over gathering facilities, if necessary, to permit non-discriminatory access to service. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms and conditions applicable to this transportation are regulated by FERC under the NGA and NGPA, as well as the OCSLA. With respect to the transportation of oil and condensate on or across the OCS, the FERC requires, as part of its regulation under the OCSLA, that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Accordingly, the FERC has the authority to exercise jurisdiction under the OCSLA, if necessary, to permit non-discriminatory access to service.

     In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service ("MMS") or other appropriate federal or state agencies.

     The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. On March 15, 2000, the MMS issued a final rule effective June 1, 2000 which amends its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this rule amends the valuation procedure for the sale of federal royalty oil by eliminating posted prices as a measure of value and relying instead on arm's length sales prices and spot market prices as market value indicators. Because the Company sells its production in the spot market and therefore pays royalties on production from federal leases, it is not anticipated that this final rule will have any substantial impact on the Company.

     The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens

                             NUEVO ENERGY COMPANY


of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interest in numerous federal onshore oil and gas leases. It is possible that holders of equity interests in the Company may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

     The Company's pipelines used to gather and transport its oil and gas are subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires the Company and other pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

     The Pipeline Safety Act of 1992 (The "Pipeline Safety Act") amends the HLPSA in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require certain pipeline modifications as well as operational and maintenance changes. The Company believes its pipelines are in substantial compliance with all HLPSA and the Pipeline Safety Act. Nonetheless, significant expenses would be incurred if new or additional safety measures are required.

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

                             NUEVO ENERGY COMPANY


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

  The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal OCS waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities.

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

                             NUEVO ENERGY COMPANY


Personnel

  At December 31, 1999, the Company employed 62 full time employees who represent the executive officers and key operating, exploration, financial and accounting management. The Company outsources certain administrative and operational functions to Torch and its subsidiaries, which maintains a large technical, operating, accounting and administrative staff to provide services to Nuevo and its other clients. (See Note 6 to the Notes to Consolidated Financial Statements). The combined personnel of Torch and the Company consisted of 982 employees at December 31, 1999.

                             NUEVO ENERGY COMPANY

ITEM 2.  PROPERTIES

Reserves, Productive Wells, Acreage and Production

  The Company holds interests in oil and gas wells located in the United States and West Africa. The Company's principal developed properties are located in California, Texas, Louisiana, Alabama, and offshore Congo, West Africa; undeveloped acreage is located primarily in California, Texas, Congo, Ghana and Tunisia. Estimated proved oil and gas reserves at December 31, 1999 increased approximately 12% since December 31, 1998, primarily as a result of higher oil prices. (See Note 17 to the Notes to Consolidated Financial Statements). The Company has not filed any different oil or gas reserve information with any foreign government or other Federal authority or agency.

  The following table sets forth certain information, as of December 31, 1999, which relates to the Company's principal oil and gas properties:

                                            Net Proved Reserves (SEC)
                                                December 31, 1999              1999 Production
                                          -----------------------------   --------------------------
                                  Gross     Oil*       Gas                 Oil*       Gas
                                  Wells   (Mbbls)     (Mmcf)     MBOE     (Mbbls)   (Mmcf)     MBOE      PV-10**
                                  -----   --------   --------   -------   -------   -------   ------   -----------
U.S. PROPERTIES
California Fields
-----------------
 Cymric........................     574    75,285      2,260     75,662    3,798     2,001     4,131   $  420,596
 Midway-Sunset.................     483    37,537         --     37,537    2,590        --     2,590      200,526
 Brea Olinda...................     217    33,275     21,924     36,929      783        55       792      123,790
 Belridge......................     342    12,336        683     12,450      676       178       706       89,395
 Santa Clara...................      26    20,572     37,565     26,833      840       628       944       84,650
 Dos Cuadras...................      98    13,336      8,407     14,737      660       499       743       61,733
 Point Pedernales..............      12    13,682      4,584     14,446    2,202       726     2,323       43,622
 Huntington Beach..............      17     6,533        507      6,617      663        75       676       41,310
 Other.........................     632    26,040     58,890     35,855    3,205    10,234     4,912      146,894
                                  -----   -------    -------    -------   ------    ------    ------   ----------
  Total California Fields......   2,401   238,596    134,820    261,066   15,417    14,396    17,817    1,212,516
                                  -----   -------    -------    -------   ------    ------    ------   ----------
Other U.S. Fields
-----------------
 North Frisco City, Alabama....       6       401      1,132        590      230       185       261        5,999
 Giddings, Texas...............      13         8      2,724        462        6     1,739       296        3,793
 Other.........................      27       185      6,449      1,259      239     1,300       455        8,147
                                  -----   -------    -------    -------   ------    ------    ------   ----------
  Total U.S. Properties........   2,447   239,190    145,125    263,377   15,892    17,620    18,829    1,230,455
                                  -----   -------    -------    -------   ------    ------    ------   ----------

FOREIGN PROPERTIES
 Yombo, Congo..................      24    18,017         --     18,017    1,835        --     1,835      126,386
 Masseko, Congo................      --     8,031         --      8,031       --        --        --       16,615
                                  -----   -------    -------    -------   ------    ------    ------   ----------
  Total Foreign Properties           24    26,048         --     26,048    1,835        --     1,835      143,001
                                  -----   -------    -------    -------   ------    ------    ------   ----------

Unocal contingent payment...         --        --         --         --       --        --        --      (59,413)
Hedge effect...................      --        --         --         --       --        --        --      (69,421)
                                  -----   -------    -------    -------   ------    ------    ------   ----------

TOTAL PROPERTIES                  2,471   265,238    145,125    289,425   17,727    17,620    20,664   $1,244,622
                                  =====   =======    =======    =======   ======    ======    ======   ==========

-----------------
*       includes natural gas liquids
**      pre-tax

                             NUEVO ENERGY COMPANY


  The summary of SEC reserves, which is presented on the previous page, is computed based on realized prices at December 31, 1999, held constant over time (see Note 17 to the Notes to Consolidated Financial Statements). Oil prices at December 31, 1999, were unusually high. Management believes that the following reserve information, which reflects fluctuating commodity pricing based on market information available at year-end, is more consistent with management's belief that the current oil and gas prices will revert to long-term historical averages. The following table sets forth this alternative reserve information (based on NYMEX prices of $22.40 per barrel of oil in 2000 and $20.00 per barrel thereafter, and $2.50 per Mcf of gas held constant), as of December 31, 1999:

                                                    Net Proved Reserves (Estimated Market Case)
                                                                 December 31, 1999
                                                  ------------------------------------------------
                                                      Oil*             Gas
                                                     (Mbbls)          (Mmcf)            MBOE             PV-10**
                                                  -------------   --------------   ---------------   ---------------

U.S. PROPERTIES
California Fields
-----------------
 Cymric......................................         72,265            2,247             72,640         $247,633
 Midway-Sunset...............................         35,656               --             35,656          114,632
 Brea Olinda.................................         33,118           21,866             36,762           78,504
 Santa Clara.................................         19,454           35,212             25,323           52,853
 Belridge....................................         12,259              661             12,369           50,541
 Dos Cuadras.................................         12,058            7,522             13,312           34,388
 Point Pedernales............................         13,636            4,597             14,402           27,533
 Huntington Beach............................          5,915              457              5,991           20,702
 Other.......................................         22,753           60,677             32,865           90,823
                                                     -------          -------            -------         --------
  Total California Fields....................        227,114          133,239            249,320          717,609
                                                     -------          -------            -------         --------
Other U.S. Fields
-----------------
 North Frisco City, Alabama..................            401            1,132                590            5,054
 Giddings, Texas.............................              8            2,737                464            4,134
 Other.......................................            176            6,471              1,255            8,295
                                                     -------          -------            -------         --------
  Total U.S. Properties......................        227,699          143,579            251,629          735,092
                                                     -------          -------            -------         --------

FOREIGN PROPERTIES
 Yombo, Congo................................         18,589               --             18,589          111,808
 Masseko, Congo..............................          8,057               --              8,057            9,777
                                                     -------          -------            -------         --------
  Total Foreign Properties                            26,646               --             26,646          121,585
                                                     -------          -------            -------         --------

Hedge effect.....................                         --               --                 --          (35,179)
                                                     -------          -------            -------         --------

TOTAL PROPERTIES                                     254,345          143,579            278,275         $821,498
                                                     =======          =======            =======         ========

-------------------
*      includes natural gas liquids
**     pre-tax


Acreage

  The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1999. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A "net acre" is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                             NUEVO ENERGY COMPANY

                                                        Gross                   Net
                                                    --------------        ---------------
                Developed Acreage                         184,877                115,790
                Undeveloped Acreage                     5,710,074              4,301,168
                                                        ---------              ---------
                  Total                                 5,894,951              4,416,958
                                                        =========              =========

The following table sets forth the Company's undeveloped acreage as of December 31, 1999:

                                                           Gross                  Net
                                                        -------------         --------------
                California                                232,455                111,381
                Texas                                      37,955                 14,144
                Congo, West Africa:
                 Marine 1 Permit                           38,000                 19,000
                Ghana, West Africa:
                 East Cape Three Points                 1,700,000*             1,275,000*
                 Accra-Keta                             2,700,000              2,700,000
                Tunisia, North Africa                     976,540                170,895
                Other                                      25,124                 10,748
                                                        ---------              ---------
                 Total                                  5,710,074              4,301,168
                                                        =========              =========

________
*Relinquished in February 2000

Productive Wells

  The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1999. Productive wells are producing wells and wells capable of production.


                                                        Gross               Net
                                                      ----------        ----------
                Oil Wells                                2,361             1,743
                Gas Wells                                  110                66
                                                         -----             -----
                    Total                                2,471             1,809
                                                         =====             =====

Production

  The Company's principal production volumes for the year ended December 31, 1999, were from California and the Congo.

  Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appears in Note 17 to the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities

  During the three year period ended December 31, 1999, the Company's principal drilling activities occurred in the continental United States and offshore in state and Federal waters, and offshore the Congo in West Africa.

  The Company believes that its demonstrated ability to reduce operating costs to levels well below those of the larger oil and gas companies from which acquisitions have been made allows it to compete successfully in an industry characterized by fluctuating commodity prices.

  Between the date of the California Properties acquisition, April 9, 1996, and the end of 1999, the Company drilled 248 wells in the Cymric field in central California, which contained 26% of the Company's total estimated net proved equivalent reserves at December 31, 1999, and anticipates drilling approximately 120 wells during 2000. In the Midway-Sunset field in central California, which contained 13% of the total estimated net proved equivalent

                             NUEVO ENERGY COMPANY


reserves at December 31, 1999, the Company drilled 10 wells during 1999, and plans to drill approximately 45 wells in 2000.

  In 1997, the Company drilled an exploration well to evaluate the Lower Sendji and subsalt sections underlying the Masseko structure located several miles to the west of the Yombo field in the Congo, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by the previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being formulated for Masseko. Other potential exploration features are being evaluated for possible future drilling. Additionally, the Company initiated a waterflood project in the Yombo field to enhance production from existing Upper Sendji and Tchala zones. Plans for 2000 include performing a study to evaluate waterflood performance and to convert up to three wells to water injectors.

  The Company's most significant discoveries in 1998 were: (i) four successful wells at Four Isle Dome in Louisiana, which helped increase net production from
0.6 MMCFPD and 35 BOPD at the beginning of 1998 to 7.9 MMCFPD and 170 BOPD at the end of 1998; (ii) two successful wells at Weeks Island, Louisiana, which each resulted in completions producing in excess of 700 BOPD; and (iii) successful extension to the south and east at the Monument Junction reservoir in the Cymric Field in California. In 1997, the Company's exploration program resulted in nine successful wells out of 14 drilled. Discoveries in 1997 included: the Masseko structure offshore Congo, the Monument Junction reservoir in Cymric field, California and Tranquillon Ridge, offshore California.

  The Company had nine gross (nine net) wells in progress at December 31, 1999. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                                                               Exploratory Wells
                    ----------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                    ----------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes           Total
                       -------------   ------------   ------------          -------------   ------------   -------------

        1997                 9              5             14                     6.63           2.33            8.96
        1998                 8              6             14                     4.09           3.58            7.67
        1999                --              4              4                       --           2.33            2.33

                                                               Development Wells
                    ----------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                    ----------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes           Total
                       -------------   ------------   ------------          -------------   ------------   -------------

        1997               236              1            237                   217.52           1.00           218.52
        1998               155             --            155                   134.43             --           134.43
        1999                44              1             45                    40.21           0.33            40.54


Gas Plant, Pipelines and Other Facilities

  As of December 31, 1999, the Company owned interests in the following gas plant facilities:

                                                                                              1999
                                                                         Capacity          Throughput          Ownership
      Facility            State                 Operator                  MMCFD              MMCFD             Interest
--------------------   ------------   ----------------------------   ----------------   ----------------   -----------------

Stearns Gas Plant      California         Nuevo Energy Company               5                3.2                100%
HS&P Gas Plant         California         Nuevo Energy Company              13                3.7                 80%

                             NUEVO ENERGY COMPANY

     In December 1999, the Company sold the Santa Clara Valley Gas Plant, which is located east of Ventura, California, in connection with the Company's sale of its interest in the non-core properties onshore California.

     In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value; an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximate carrying value; and the Illini pipeline, which was sold in November 1999 at its approximate carrying value. This resulted in a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the current estimated fair value of the Illini pipeline. The Company's results of operations included operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated subsequent to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

     On May 2, 1997, Nuevo Liquids, a wholly-owned subsidiary of the Company, sold its 95% interest in the NuStar Joint Venture, which held the Company's investment in the Benedum Plant System, for proceeds of $25.0 million. The Company recognized a pre-tax gain of $2.3 million on this sale. The effective date of this sale was January 1, 1997.

Risk Factors

Recently Low Oil Prices

     The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing oil and gas prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Beginning in late 1997 and continuing through early 1999, oil prices were very low compared with prices received for oil historically. Oil prices improved significantly during 1999, however, these low prices adversely affected the Company's revenues and operating cash flows during 1998 and early 1999. Any substantial or extended decline in future oil prices would have a material adverse effect on the Company
in the future.   During 1999, the Company formalized its policies regarding the management of oil price risk to help reduce its exposure to changes in oil prices.

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

     A portion of the Company's production is California heavy oil. The market price for California heavy oil differs substantially from the established market indices for oil and gas, due principally to the higher transportation and refining costs associated with heavy oil. As a result, the price received for heavy oil is generally lower than the price for medium and light oil, and the production costs associated with heavy oil are relatively higher than for lighter grades. The margin (sales price minus production costs) on heavy oil sales is generally less than for lighter

                             NUEVO ENERGY COMPANY

oil, and the effect of material price decreases will more adversely affect the profitability of heavy oil production compared with lighter grades of oil. (See "Hedging" below for discussion of 15-year crude oil contract).

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

                             NUEVO ENERGY COMPANY


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

Hedging

  During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. In a typical hedging transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty the difference. The Company would be required to pay the counterparty the difference between such prices regardless of whether the Company's production was sufficient to cover the quantities specified in the hedge. In addition, the index used to calculate the floating price in a hedge is frequently not the same as the prices actually received for the production hedged. The difference (referred to as basis differential) may be material, and may reduce the benefit or increase the detriment caused by a particular hedge. There is not an established pricing index for hedges of California heavy crude oil production, and the cash market for heavy oil production in California tends to vary widely from index prices typically used in oil hedges. Consequently, prior to 2000, hedging California heavy crude oil was particularly subject to the risks associated with volatile basis differentials. In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production, thereby facilitating Nuevo's ability to hedge its realized prices.

                             NUEVO ENERGY COMPANY


Competition/Markets for Production

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

                             NUEVO ENERGY COMPANY



ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in the lawsuit Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. currently pending in the 79th Judicial District Court of Brooks County, Texas (the "Lopez Case"). The plaintiffs, based on pleadings and deposition testimony, allege: (i) underpayment of royalties and claim damages, on a gross basis against all working interest owners, of $56.5 million, including interest for the period from 1985 to date; (ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest, of $40.8 million, on a gross basis; (iii) failure to develop, claiming damages and interest of $106.3 million (gross) for interest in the alleged failure to develop; and (iv) numerous other claims, including claims for drainage, breach of the implied covenant to reasonably develop the lease, conversion, fraud, emotional distress, lease termination and exemplary damages, that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                             NUEVO ENERGY COMPANY

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The principal market on which the Company's Common Stock is traded is the New York Stock Exchange (Symbol: NEV). There were approximately 1,160 stockholders of record and approximately 4,936 additional beneficial owners as of March 22, 2000. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates the use of cash flows for expansion of its operations. In addition, certain restrictions contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 10 to the Notes to Consolidated Financial Statements). The high and low recorded prices of the Company's Common Stock during 1999 and 1998 are presented in the following table:

                                                               Market Price
                                                 ------------------------------------------
                                                       High                        Low
                                                  ---------------            ---------------
          Quarter Ended:

          March 31, 1999...................            $16.38                     $ 6.13
          June 30, 1999....................            $18.19                     $11.63
          September 30, 1999...............            $18.13                     $13.50
          December 31, 1999................            $19.50                     $13.63


          March 31, 1998...................            $40.56                     $30.19
          June 30, 1998....................            $37.81                     $30.25
          September 30, 1998...............            $32.75                     $15.50
          December 31, 1998................            $23.50                     $ 9.94


Treasury Stock Repurchases

  Since December 1997, the Board of Directors of the Company authorized the open market repurchase of up to 3,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management. As of December 31, 1999, the Company had repurchased 1,999,100 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.50 per share. As of March 22, 2000, the Company had repurchased 2,610,600 shares at an average purchase price of $16.75 per share, including commissions.

  In March 1997, the Board of Directors authorized the open market repurchase of up to 1,000,000 shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996.

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

     On January 10, 1999, the Company amended the Shareholder Rights Plan to provide that if the Company receives and consummates a transaction pursuant to a Qualifying Offer, the provisions of the Shareholder Rights Plan are not triggered. In general, a Qualifying Offer is an all cash, fully-funded tender offer for all outstanding Common Shares by a person who, at the commencement of the offer, beneficially owns less than five percent of the outstanding Common Shares. A Qualifying Offer must remain open for at least 120 days, must be conditioned on the person commencing the Qualifying Offer acquiring at least 75% of the outstanding Common Shares and the per share consideration must exceed the greater of (1) 135% of the highest closing price of the Common Shares during the one-year period prior to the commencement of the Qualifying Offer or (2) 150% of the average closing price of the Common Shares during the 20 day period prior to the commencement of the Qualifying Offer.

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

                                              As of and for the Years ended December 31,
                                  ---------------------------------------------------------------
                                       1999         1998       1997(4)      1996(4)      1995(4)
                                     ---------   ----------   ----------   ----------   ---------
Oil and gas revenues..............    $239,306    $240,010     $331,973     $279,859     $102,455
Gas plant revenues................       2,968       2,665       14,826       34,802       27,183
Pipeline and other revenues.......           4       2,700        5,772        6,774        7,222
Gain on sale of assets, net.......      85,294       5,768        1,372        6,008           --
Interest and other income.........       4,663       1,560        3,335        1,614        1,106
                                      --------    --------     --------     --------     --------
  Total revenues..................     332,235     252,703      357,278      329,057      137,966
Total costs and expenses before
 extraordinary item (including
 income taxes and minority
 interest)(3).....................     300,793     346,975      367,954      294,779      133,834

Extraordinary loss on early
 extinguishment of debt...........          --          --        3,024           --           --
                                      --------    --------     --------     --------     --------
Net income (loss)(1) (5)..........    $ 31,442    $(94,272)    $(13,700)    $ 34,278     $  4,132
                                      ========    ========     ========     ========     ========
Net income (loss) attributable to
 Common stockholders..............    $ 31,442    $(94,272)    $(13,700)    $ 33,339     $  2,660
Earnings (loss) per Common Share
 - Basic(2).......................       $1.62      $(4.76)      $(0.69)       $1.99     $   0.24
Earnings (loss) per Common share
 - Diluted(2).....................       $1.61      $(4.76)      $(0.69)       $1.84     $   0.23
Total Assets......................    $760,030    $817,685     $804,286     $817,643     $262,359

Long-term debt, net of current
 maturities.......................    $340,750    $419,150     $305,940     $287,038     $113,032


(1) No Common Stock dividends have been declared since the formation of the Company. See Note 10 to the Notes to Consolidated Financial Statements concerning restrictions on the payment of Common Stock dividends.

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

                             NUEVO ENERGY COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself from its numerous peer group competitors and to generate long term shareholder value consists of: (i) a unique management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and net asset value; (ii) a contrarian investment and financing orientation; (iii) the outsourcing of non-strategic functions; (iv) the alignment of employee compensation structures with shareholder objectives; and (v) a commitment to an exemplary governance structure which reinforces the overarching view of Nuevo as a conduit for shareholders to achieve superior long term capital gains.

  Nuevo is an independent energy company. Since its inception in 1990, Nuevo has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its track record of rapid reserve growth on a per share basis, achieved at extremely low cost relative to industry averages; its large inventory of exploitation projects in its core areas of operation, which the Company believes will support future growth in reserves and production per share; its demonstrated ability to significantly reduce operating costs from levels experienced by prior operators; its ability to identify and acquire, at attractive prices, long-lived producing properties, which have significant potential for further exploration, exploitation and development; a capital structure supportive of a growing investment program and future acquisitions; and a price risk management policy designed to protect the Company's ability to generate self-sustaining cash flow and to meet the interest coverage tests under the Company's bond indentures.

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

                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
Production:                                             1999               1998               1997
                                                  ----------------   ----------------   ----------------
 Oil (MBBLS):
      East.....................................                413                838                878
      West.....................................             15,272             16,284             14,694
      Foreign..................................              1,835              1,461              1,555
                                                            ------             ------             ------
      Total....................................             17,520             18,583             17,127
                                                            ======             ======             ======
 Natural gas (MMCF):
      East.....................................              3,224             18,816             20,831
      West.....................................             14,396             13,705             14,794
                                                            ------             ------             ------
      Total....................................             17,620             32,521             35,625
                                                            ======             ======             ======
 Natural gas liquids (MBBLS):
      East.....................................                 62                 67                 76
      West.....................................                145                156                206
                                                            ------             ------             ------
      Total....................................                207                223                282
                                                            ======             ======             ======

                             NUEVO ENERGY COMPANY


                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
AVERAGE SALES PRICE:                                    1999               1998               1997
                                                  ----------------   ----------------   ----------------
 Oil (per barrel):
      East.....................................             $15.25             $12.63             $18.95
      West.....................................             $10.44             $ 8.98             $14.73
      Foreign..................................             $16.69             $10.82             $14.66
      Total....................................             $11.21             $ 9.25             $14.86
 Natural gas (per MCF):
      East.....................................             $ 2.00             $ 1.80             $ 2.08
      West.....................................             $ 2.33             $ 2.21             $ 2.06
      Total....................................             $ 2.27             $ 2.00             $ 2.06

AVERAGE UNIT PRODUCTION COST PER EQUIVALENT
 BARREL (6 MCF EQUAL 1 BARREL):
      East.....................................             $ 2.45             $ 2.88             $ 2.71
      West.....................................             $ 6.28             $ 5.94             $ 5.53
      Foreign..................................             $ 7.01             $ 8.14             $ 7.70
      Total....................................             $ 6.15             $ 5.56             $ 5.14

  Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, all prior year financial statements have been restated to conform to successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $64.1 million, primarily attributable to a decrease in net property and equipment and the deferred tax liability of $99.2 million and $38.0 million, respectively. The change in accounting method resulted in a decrease in net income of $32.5 million ($1.64 per share - basic and diluted) during 1997.

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

  Unproved leasehold costs are capitalized, pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. No such impairment was recognized for the years ended December 31, 1999 or 1997. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

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

  The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit

                             NUEVO ENERGY COMPANY

determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on market information available at year-end in its estimate of future net revenues. Fair value impairments of oil and gas properties of $60.8 million and $30.0 million were recognized as of December 31, 1998 and 1997, respectively; no such impairment was recognized during 1999.

  Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

  Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

Financing Activities

     The Company had $341.5 million in outstanding indebtedness at December 31, 1999, which is scheduled to mature as follows (amounts in thousands):

          2000..........................         $    750
          2001..........................               --
          2002..........................               --
          2003..........................           81,000
          2004..........................               --
Thereafter..............................          259,750
                                                 --------
                                                 $341,500
                                                 ========

   In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% senior subordinated notes due June 1, 2008 ("9 1/2% Notes"). The Company offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% senior subordinated notes due 2006 ("Old 9 1/2% Notes") and $100.0 million of 8 7/8% senior subordinated notes due 2008 ("8 7/8 % Notes"). In August 1999, the Company received tenders to exchange $157.46 million of its Old 9 1/2% Notes and $99.85 million of the 8 7/8% Notes. In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9 1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9 1/2% Notes exchanged) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred a total of $3.1 million in third-party fees during the third and fourth quarters of 1999, which are included in other expense.

   Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on June 1 and December 1. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. The 9 1/2% Notes are not currently guaranteed by Nuevo's subsidiaries but are required to be guaranteed by any subsidiary that guarantees pari passu or subordinated indebtedness. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase

                             NUEVO ENERGY COMPANY

all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

     In June 1998, the Company issued $100.0 million, 8 7/8% Notes. In August 1999, most of the 8 7/8% Notes, except for $150,000, were exchanged for 9 1/2% Notes. The remaining $150,000 were retired in December 1999. No significant costs were incurred in connection with this early retirement of debt.

     Nuevo's Amended and Restated Credit Agreement, (the "Agreement"), dated June 30, 1999, provides for secured revolving credit availability of up to $400.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003.

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

     The borrowing base was reduced from $380.0 million to $200.0 million in January 1999, reflecting the sale on that date of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous determination. The borrowing base was subsequently increased in October 1999 to $300.0 million, as a result of the significant increase in commodity prices and the inclusion of recently acquired oil and gas properties in California (see Note 3 to the Notes to Consolidated Financial Statements).

     Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases. At December 31, 1999, the Company's interest rate under the credit facility was LIBOR plus .625%, or 7.13%. Outstandings under this facility at December 31, 1999 were $81.0 million.

     The Credit Agreement has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and
(ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) to fixed charge coverage ratio and a funded debt to capitalization ratio. As a result of reduced revenues in 1998 due to falling oil prices, the Company obtained amendments for relief from the EBITDAX fixed charge coverage test through March 31, 2000. The Company was in compliance with this test and all other covenants of the Agreement at December 31, 1999, and does not anticipate any issues of non-compliance arising in the foreseeable future.

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

     In February 1995, in connection with the purchase of the stock of the Amoco Congo Petroleum Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The credit facility expired in June 1999. The initial

                             NUEVO ENERGY COMPANY

drawdown on the facility was $8.8 million to finance a portion of the purchase price. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is LIBOR plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, all of which is payable quarterly. At December 31, 1999, the interest rate was 5.8%, plus the 2.75% guaranty fee. The loan agreement requires a sixteen-quarter repayment period and will be fully paid in April 2000.

     At present, there is no plan to pay dividends on Common Stock. The Company maintains a policy of reinvesting its discretionary cash flows for the expansion of its business and operations.

Other Matters

Year 2000

   In 1998, the Company and its outside service provider, Torch Energy Advisers Incorporated ("Torch"), jointly developed a plan to address Nuevo's risks associated with the Year 2000 issues ("Y2K.") The plan grouped the risks associated with Y2K into three general areas: i) financial and administrative systems, ii) embedded systems in field process control units, and iii) third party exposures. The Company did not encounter any critical financial and administrative system or embedded system failures during the date roll over to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by third parties (customers, suppliers and service providers.) To date, the Company has not incurred, and does not expect to incur, any material expenditures in connection with identifying, assessing or remediating Y2K compliance issues.

Results of Operations

Revenues

   The Company has experienced significant oil and gas revenue volatility in recent years. Beginning in late 1997 and continuing through early 1999, oil prices were very low compared with historical prices. Oil prices improved significantly during 1999. During this three-year period, the volatility of oil
and gas prices directly impacted revenues.   To reduce its exposure to changes
in oil and gas prices, the Company utilizes derivative financial instruments in accordance with its price risk management policy, which was adopted in 1999. As a result of such hedging transactions, oil and gas revenues were reduced by $44.9 million in 1999, increased by $0.6 million in 1998, and reduced by $6.0 million in 1997.

   Oil and gas revenues for 1999 were relatively flat as compared to 1998, however the factors driving oil and gas revenues for each period were different. The 15% decrease in oil and gas production from 1998 to 1999 was almost entirely offset by higher commodity prices received in 1999. Oil volumes decreased 6% from 1998 to 1999 primarily as a result of reduced capital spending during 1999. This decrease was partially offset by the production from the California properties acquired from Texaco in June 1999. Gas volumes decreased 46% from 1998 to 1999 principally due to the January 1999 sale of the East Texas natural gas assets, and to a lesser extent, natural field declines in California. Offsetting these production declines, oil and gas price realizations increased 21% and 14%, respectively, from 1998 to 1999.

   Oil and gas revenues for 1998 were 28% lower than 1997 oil and gas revenues primarily due to a 38% decrease in average realized oil prices from 1997 to 1998. Also contributing to this decline in oil and gas revenues were decreases in natural gas production and realized gas prices. The Company's gas production decreased 9% from 1997 to 1998, and average realized gas prices decreased 3% from 1997 to 1998. The decline in oil and gas revenues was partially offset by a 9% increase in the Company's oil production from 1997 to 1998.

   Gas plant revenues were 11% higher in 1999 as compared to 1998, primarily due to a 27% increase in natural gas liquids price realizations. Gas plant revenues in 1998 were 82% lower than 1997 revenues due to the sale of the Company's interest in the Benedum Plant System in May 1997. The Company recognized a $2.3 million pre-tax gain on the sale in 1997.

                             NUEVO ENERGY COMPANY

   Pipeline and other revenues decreased 100% from 1998 to 1999 and 53% from 1997 to 1998. These decreases are due to the sale of the Company's interests in the Richfield Gas Storage facility in February 1998 and Bright Star Gathering, Inc. in July 1998.

   The net gain on sale of assets for 1999 was $85.3 million, which is comprised of: (i) an $80.2 million gain on the sale of the Company's East Texas natural gas assets in January 1999, (ii) a $5.4 million gain on the sale of the Company's interest in 13 onshore fields and a gas processing plant located in Ventura County, California, in December 1999, and (iii) a $0.3 million net loss on the sale of other non-core properties. Gain on sale of assets for 1998 was $5.8 million. This gain on sale of assets includes a $4.1 million gain on the sale of the Company's interest in the Sansinena field in California in the third quarter of 1998 and a $1.7 million gain on the sale of the Company's interest in the Coke field in Chapel Hill, Texas in the first quarter of 1998. The net gain on sale of assets for 1997 was $1.4 million, which is comprised of: (i) a $1.4 million gain on the sale of the Company's interest in Second Bayou, Weeks Island, Louisiana; (ii) a $2.3 million gain on the Company's interest in the Benedum Plant System; (iii) a $1.6 million loss on the sale of the Company's interest in the South Timbalier field; and (iv) a $0.7 million loss on the sale of other non-core properties.

   Interest and other income for the year ended December 31, 1999 includes
$2.4 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquired domestic producing oil and gas properties in the first half of 1999. The escrow account was liquidated in June 1999, in connection with the Company's June 1999 acquisition of certain California oil and gas properties from Texaco, Inc. and the repayment of a portion of bank debt. Also included in interest and other income in 1999 is $0.6 million related to the sale of an unconsolidated subsidiary.

Expenses

   Lease operating expenses ("LOE") for 1999 totaled $127.2 million, as compared to $134.7 million and $120.0 million for 1998 and 1997, respectively. The 6% decrease in LOE from 1998 to 1999 is primarily due to the Company's sale of the East Texas natural gas assets in January 1999. Even though total LOE decreased in 1999, LOE per barrel of oil equivalent ("BOE") increased 11% from 1998 to 1999. This increase relates to two main factors: (i) the East Texas assets that were sold in January 1999 had relatively low LOE/BOE rates, and (ii) the cost of natural gas used in the Company's thermal operations in California
increased.   The annual LOE increase of 12% in 1998, as compared to 1997, is generally reflective of higher production and costs associated with the California Properties, which constituted 77% and 73% of total production in 1998 and 1997, respectively. In 1998, the Company experienced an increase in workovers of $11.2 million as compared to the same period in 1997, as well as poor weather conditions in the first quarter of 1998 in California that caused landslides and power outages, which resulted in $2.3 million of incremental, unusual costs.

   Gas plant operating expenses in 1999 increased 6% as compared to 1998 as a result of higher ad valorem taxes. Gas plant operating expenses in 1998 decreased 76% from 1997, due to the sale of the Company's investment in the Benedum Plant System in May 1997.

   Pipeline and other operating expenses for 1999 totaled $0.3 million, as compared to $2.0 million and $5.2 million in 1998 and 1997, respectively. The 86% decrease in 1999 and the 61% decrease in 1998 are primarily due to the sale of the Company's interests in the Richfield Gas Storage facility in February 1998 and Bright Star Gathering, Inc. in July 1998.

   Exploration costs, including geological and geophysical (G&G) costs, dry hole costs and delay rentals, were $14.0 million, $16.6 million and $11.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Exploration costs for the year ended 1999 included: $8.1 million of dry hole costs ($7.2 million of which relates to onshore California), $3.6 million of G&G costs ($2.1 of which relates to Ghana), $0.8 million of delay rentals and $1.5 million of other exploration costs. Exploration costs for the

                             NUEVO ENERGY COMPANY

year ended 1998 included: $13.0 million of dry hole costs ($7.3 million of which relates to Ghana), $2.1 million of G&G costs ($1.5 million of which relates to Ghana), $0.9 million of delay rentals and $0.6 million of other exploration costs. Exploration costs for the year ended 1997 included: $9.3 million of dry hole costs, $0.7 million of G&G costs, $1.0 million of delay rentals and $0.1 million of other exploration costs.

   Depreciation, depletion and amortization decreased 5% in 1999 as compared to 1998. This decrease is primarily due to the impairment of oil and gas properties of $60.8 million recognized in the fourth quarter of 1998, which reduced the capitalized costs to be depleted in 1999. Also, the East Texas properties were depleted for the first six months in 1998. The Company discontinued depleting these assets in the third quarter of 1998, when it was decided to sell these properties. The 5% decrease was partially offset by higher international depletion due to increased production. Depreciation, depletion and amortization in 1998 decreased 17% from 1997. The decrease in 1998 is primarily due to the year-end 1997 impairment of $30.0 million related to the excess of capitalized costs over future net revenues, as well as the reclassification of the East Texas properties to assets held for sale as of July 1, 1998, at which point the properties were no longer depleted.

   The Company recorded provisions for impairment of oil and gas properties in 1998 and 1997 in the amounts of $68.9 million ($60.8 million of fair value impairments plus $8.1 million of unproved leasehold cost impairments) and $30.0 million, respectively. These impairments were recorded as a result of declines in the price of oil, which caused capitalized costs to be in excess of future net revenues. No such impairment was recognized during 1999.

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

   General and administrative expenses ("G&A") were up $4.5 million in 1999 versus 1998. The 33% increase is mainly comprised of a $1.9 million increase in bonuses paid to employees, as no bonuses were paid in 1998, and a $1.9 million increase in the market value of the Company's obligation for the executive compensation plan. G&A decreased 22% from 1997 to 1998 due to no employee bonuses in 1998 and a $1.7 million severance expense incurred in the third quarter of 1997 associated with the resignation of the Company's President and Chief Executive Officer. These decreases were offset in part by non-recurring costs incurred in 1998 associated with outside engineering costs and third-party consulting studies associated with the re-negotiation of the Company's outsourcing agreements.

   Interest expense for 1999 increased slightly from 1998, however, the components of interest expense changed from year to year. The Company issued $100.0 million of 8 7/8% Senior Subordinated Notes in June 1998, which were exchanged for 9 1/2% Senior Subordinated Notes in July 1999. This increase was significantly offset by lower interest expense on the Company's bank debt as a result of lower average borrowings outstanding during 1999. Interest expense increased 19% from 1997 to 1998, primarily as a result of additional borrowings under the Company's Credit Facility and the issuance in June 1998 of $100.0 million of 8 7/8% Notes.

   Other expense in 1999 includes $3.1 million in third-party charges incurred in connection with the July 1999 exchange offer (see Note 10 to the Notes to Consolidated Financial Statements), $1.6 million relating to the fraud discussed below, $1.3 million for scientific information technology consulting, and other miscellaneous charges. In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss, however, there is no certainty that any of the funds will be recovered.

   Dividends on the TECONS were $6.6 million in 1999, 1998 and 1997. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996. (See
Note 9 to the Notes to Consolidated Financial Statements.)

                             NUEVO ENERGY COMPANY


  An income tax benefit of $5.4 million was recognized in 1999, compared to a benefit of $32.6 million in 1998 and $6.7 million in 1997. The Company's effective income tax rate was (20.5)%, (25.7)% and (38.8)% in 1999, 1998 and 1997, respectively. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million. At December 31, 1999, however, the Company determined that it was more likely than not that most of the deferred tax assets would be realized, based on commodity prices at year-end 1999, and the valuation allowance was decreased by $15.9 million.

Extraordinary Item

  In June 1997, the Company recorded an extraordinary loss on the early extinguishment of its 12 1/2% Notes in the amount of $3.0 million, net of the related tax benefit of $2.0 million. No extraordinary items were recorded in 1999 or 1998.

Net Income (Loss)

  Net income of $31.4 million was reported in 1999, as compared to a net loss of $94.3 million in 1998 and $13.7 million in 1997.

Capital Resources and Liquidity

  Since its inception, the Company has grown and diversified its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $24.0 million, $35.8 million, and $165.5 million in 1999, 1998 and 1997, respectively. The Company invested $125.9 million, $157.4 million and $195.1 million in oil and gas properties in 1999, 1998 and 1997, respectively. Additionally, the Company spent $10.2 million, $2.8 million and $1.7 million on gas plant and other facilities in 1999, 1998 and 1997, respectively. In June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999.

  The Company believes its working capital, cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs. The Company had an unused commitment under the Credit Facility of $219.0 million at December 31, 1999. The Borrowing Base was redetermined in connection with the Company's sale of its East Texas natural gas assets. As a result of this sale and the low oil price environment in early 1999, the Borrowing Base was reduced to $200.0 million effective January 6, 1999. In October 1999, the Borrowing Base was increased to $300.0 million, as a result of the significant increase in commodity prices and the inclusion of recently acquired oil and gas assets in California. At December 31, 1999, maturities of long-term debt for the next five years totaled $81.8 million.

Outlook

  The Company's revenues, cash flows, results of operations and liquidity are highly dependent on oil and gas prices, as is its ability to acquire financing for its operations. Approximately 85% of the Company's production for 1999 was oil. Oil prices during 1998 and the first part of 1999 were very low compared to historical prices. As a result, the Company's 1998 revenues, earnings and cash flows were materially reduced compared to 1997, even though production levels increased during 1998. During 1999, crude oil prices increased significantly and, in March 2000, reached a ten-year high.

                             NUEVO ENERGY COMPANY


   During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million. A 10% increase in the underlying commodity prices would increase this loss by $18.8 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At December 31, 1999, the market value of these swaps was a gain of $0.5 million.

   The Company set a base level capital spending budget for 2000 of approximately $110.0 million, plus up to an additional $30.0 million depending
on the level of crude oil prices.   In the Company's 2000 base level capital
budget, approximately $77.0 million is allocated to exploitation and development projects and approximately $33.0 million is directed to exploration and business development. Exploitation spending is anticipated to consist of $74.0 million in California, $1.0 million in the Gulf Coast region, and $2.0 million internationally. If the crude oil forward strip remains above $20.00 per BBL, the California exploitation budget will increase to approximately $104.0 million. Exploration spending is planned to be allocated $11.0 million in California, and $8.0 million internationally. The remaining $14.0 million is allocated to business development and other capital projects.

   The Company plans to sell certain of its surface real estate assets in Orange County, California, during 2000 to help fund the 2000 capital program.
In addition, the Company believes its working capital, cash provided by operating activities, property divestitures, project financing resources and the Credit Facility are sufficient to meet these capital commitments.

   Estimates of future net cash flows from proved reserves of oil, gas, condensate and natural gas liquids were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." (See Note 17 to the Notes to Consolidated Financial Statements). The estimates are based on realized prices at year-end 1999 of $18.97 per barrel of oil (including hedge effect) and $2.31 per MCF of gas. Significant changes can occur in these estimates based on prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

   Inflation has not had a material impact on the Company and is not expected to have a material impact on the Company in the future.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001; however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

                             NUEVO ENERGY COMPANY


Contingencies and Other Matters

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss, however, there is no certainty that any of the funds will be recovered.

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

   The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore Congo for the years 1994 though 1997. In June 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

   In connection with their respective acquisitions of two subsidiaries (each a "Congo subsidiary"), owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo subsidiary,
(ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to

                             NUEVO ENERGY COMPANY


ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

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

Contingent Payment and Price Sharing Agreements

   In connection with the acquisition of the properties located in California from Unocal in 1996, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices will be netted down to the field level using a fixed differential equal to approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

   In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo only owns upside above $15.19 per Bbl on approximately 44% of its Congo production.

   The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest from Torch in 1996. The oil price on these properties is capped at $9.00 per Bbl, with the excess over the realized price, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo only owns upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production.

                             NUEVO ENERGY COMPANY

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company reduces its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million. A 10% increase in the underlying commodity prices would increase this loss by $18.8 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At December 31, 1999, the market value of these swaps was a gain of $0.5 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. In 1999, the Company entered into a swap agreement, with a notional amount of $16.4 million, which hedges the price at which the Company may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of 364 days. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider. In addition, the swap arrangement also effectively hedges the price at which these notes can be repurchased by the Company. At December 31, 1999, the Company recorded a positive market adjustment of $131,000 related to the fair value of the notes.

The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at December 31, 1999:

                                                                                               Fair
                                                                                               Value
                                  2000    2001   2002      2003    Thereafter     Total      Liability
                                  ----    ----   ----   -------    ----------    --------    ---------

Long-term debt, including
 current maturities:
Variable rate                    $ 750      --     --   $81,000            --    $ 81,750     $ 81,750
Average interest rate              5.8%     --     --      7.13%           --        7.12%

Fixed rate                          --      --     --        --      $259,750    $259,750     $256,972
Average interest rate               --      --     --        --           9.5%        9.5%

                             NUEVO ENERGY COMPANY



Item 8.  Financial Statements and Supplementary Data




                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                   Page
                                                                  Number
                                                                  ------



Independent Auditors' Report......................................   38

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999
   and 1998.......................................................   39

Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997 (Restated)....................   40

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1999,
   1998 and 1997 (Restated).......................................   41

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997 (Restated)....................   42

Notes to Consolidated Financial Statements........................   43

                             NUEVO ENERGY COMPANY


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Nuevo Energy Company:

  We have audited the accompanying consolidated balance sheets of Nuevo Energy Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Energy Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                      /s/ KPMG LLP

Houston, Texas
February 10, 2000

                             NUEVO ENERGY COMPANY


                          CONSOLIDATED BALANCE SHEETS

                   (Amounts in Thousands, Except Share Data)

                                                                                                       December 31,
                                                                                          ---------------------------------------
                                                                                               1999                     1998
                                                                                          --------------           --------------
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents......................................................            $   10,288               $    7,403
  Accounts receivable............................................................                45,004                   25,096
  Product inventory..............................................................                 4,610                    5,998
  Assets held for sale...........................................................                    --                  120,055
  Prepaid expenses and other.....................................................                 6,389                    2,700
                                                                                             ----------               ----------
     Total current assets........................................................                66,291                  161,252
                                                                                             ----------               ----------
PROPERTY AND EQUIPMENT, at cost:
  Land...........................................................................                51,017                   51,038
  Oil and gas properties (successful efforts method).............................             1,002,779                  959,348
  Gas plant facilities...........................................................                12,140                   17,112
  Other facilities...............................................................                11,874                    6,696
                                                                                             ----------               ----------
                                                                                              1,077,810                1,034,194
  Accumulated depreciation, depletion and amortization...........................              (429,349)                (417,622)
                                                                                             ----------               ----------
                                                                                                648,461                  616,572
                                                                                             ----------               ----------
DEFERRED TAX ASSETS, net.........................................................                24,005                   27,534
OTHER ASSETS.....................................................................                21,273                   12,327
                                                                                             ----------               ----------
                                                                                             $  760,030               $  817,685
                                                                                             ==========               ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable...............................................................            $   20,492               $   24,393
  Accrued interest...............................................................                 2,353                    4,161
  Accrued drilling costs.........................................................                13,242                    8,380
  Accrued lease operating costs..................................................                13,956                    4,694
  Other accrued liabilities......................................................                10,557                    4,843
  Current maturities of long-term debt...........................................                   750                    3,152
                                                                                             ----------               ----------
     Total current liabilities...................................................                61,350                   49,623
                                                                                             ----------               ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES........................................               340,750                  419,150
OTHER LONG-TERM LIABILITIES......................................................                 9,292                    2,034
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
 NUEVO FINANCING I...............................................................               115,000                  115,000
CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; 7% Cumulative
   Convertible Preferred Stock, none issued and outstanding at December 31, 1999
   and 1998......................................................................                    --                       --
  Common stock, $0.01 par value, 50,000,000 shares authorized, 20,437,371 and
   20,308,462 shares issued at December 31, 1999 and 1998, respectively..........                   204                      203
  Additional paid-in capital.....................................................               357,855                  355,600
  Treasury stock, at cost, 2,430,074 and 473,876 shares, at December 31, 1999
   and 1998, respectively........................................................               (49,605)                 (19,335)
  Stock held by benefit trust, 75,904 and 47,759 shares, at December 31, 1999
   and 1998, respectively........................................................                (3,184)                  (1,732)
  Deferred stock compensation....................................................                  (216)                      --
  Accumulated deficit............................................................               (71,416)                (102,858)
                                                                                             ----------               ----------
      Total stockholders' equity.................................................               233,638                  231,878
                                                                                             ----------               ----------
                                                                                             $  760,030               $  817,685
                                                                                             ==========               ==========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in Thousands, Except per Share Data)

                                                                                            Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1999                 1998                1997*
                                                                             ------------         ------------         ------------
REVENUES:
  Oil and gas revenues..............................................            $239,306            $ 240,010             $331,973
  Gas plant revenues................................................               2,968                2,665               14,826
  Pipeline and other revenues.......................................                   4                2,700                5,772
  Gain on sale of assets, net.......................................              85,294                5,768                1,372
  Interest and other income.........................................               4,663                1,560                3,335
                                                                                --------            ---------             --------
                                                                                 332,235              252,703              357,278
                                                                                --------            ---------             --------
COSTS AND EXPENSES:
  Lease operating expenses..........................................             127,164              134,704              120,042
  Gas plant operating expenses......................................               3,385                3,202               13,356
  Pipeline and other operating costs................................                 286                2,028                5,243
  Exploration costs.................................................              14,017               16,562               11,082
  (Revision of) provision for impairment on assets held for sale....                  --               (3,740)              23,942
  Provision for impairment of oil and gas properties................                  --               68,904               30,000
  General and administrative expenses...............................              18,137               13,636               17,396
  Outsourcing fees..................................................              14,129               14,458               14,410
  Depreciation, depletion and amortization..........................              80,652               85,036              102,158
  Interest expense..................................................              33,110               32,471               27,357
  Dividends on Guaranteed Preferred Beneficial Interests in
  Company's Convertible Debentures (TECONS).........................               6,613                6,613                6,613

  Other expense.....................................................               8,659                5,726                3,019
                                                                                --------            ---------             --------
                                                                                 306,152              379,600              374,618
                                                                                --------            ---------             --------
Income (loss) before income taxes, minority interest and
  extraordinary item................................................              26,083             (126,897)             (17,340)

Income tax benefit..................................................              (5,359)             (32,625)              (6,656)
Minority interest in loss of subsidiary.............................                  --                   --                   (8)
                                                                                --------            ---------             --------
Income (loss) before extraordinary item.............................              31,442              (94,272)             (10,676)
Extraordinary loss on early extinguishment of debt, net of income
 tax benefit of $2,037..............................................                  --                   --                3,024
                                                                                --------            ---------             --------
Net income (loss)...................................................            $ 31,442            $ (94,272)            $(13,700)
                                                                                ========            =========             ========

Earnings (loss) per Common share -- Basic:
 Income (loss) before extraordinary item (net of dividends on
  preferred stock)..................................................               $1.62               $(4.76)            $  (0.54)

 Extraordinary loss on early extinguishment of debt, net of income
  tax benefit.......................................................                  --                   --                (0.15)
                                                                                --------            ---------             --------
  Net income (loss).................................................               $1.62               $(4.76)            $  (0.69)
                                                                                ========            =========             ========

Weighted average Common shares outstanding..........................              19,418               19,795               19,796
                                                                                ========            =========             ========

Earnings (loss) per Common share -- Diluted:
 Income (loss) before extraordinary item............................               $1.61               $(4.76)            $  (0.54)
 Extraordinary loss on early extinguishment of debt, net of income
  tax benefit.......................................................                  --                   --                (0.15)
                                                                                --------            ---------             --------
  Net income (loss).................................................               $1.61               $(4.76)            $  (0.69)
                                                                                ========            =========             ========
Weighted average Common and dilutive potential Common shares
 outstanding........................................................              19,571               19,795               19,796
                                                                                ========            =========             ========

---------------
* Restated
                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (Amounts in Thousands)


                            Common Stock      Additional                Stock held                       Retained        Total
                          -----------------    Paid-In      Treasury    by Benefit    Deferred Stock     Earnings    Stockholders'
                           Shares    Amount    Capital       Stock         Trust       Compensation     (Deficit)        Equity
                          --------   ------   ----------   ----------   -----------   ---------------   ----------   --------------
January 1, 1997........     19,852     $199     $340,126   $  --        $  --                 $   --    $   5,114         $345,439
                           =======     ====     ========   =========    ==========    ==============    =========         ========
Exercise of stock
 options and related
 tax benefit...........        386        3       11,332          --            --                --           --           11,335
Stock put options......         --       --        1,630          --            --                --           --            1,630
Employee stock awards..         --       --        1,208          --            --                --           --            1,208
Purchase of Treasury
 Shares................         --       --           --     (21,173)           --                --           --          (21,173)
Stock held by benefit
 trust.................         --       --           --       1,244        (1,244)               --           --               --
Net loss*..............         --       --           --          --            --                --      (13,700)         (13,700)
                           -------     ----     --------    --------       -------    --------------    ---------         --------
December 31, 1997*.....     20,238      202      354,296     (19,929)       (1,244)               --       (8,586)         324,739
                           =======     ====     ========    ========       =======    ==============    =========         ========
Exercise of stock
 options and related
 tax benefit...........         70        1        1,304          --            --                --           --            1,305
Stock held by benefit
 trust.................         --       --           --         488          (488)               --           --               --
Sale of Treasury Shares         --       --           --         106            --                --           --              106
Net loss...............         --       --           --          --            --                --      (94,272)         (94,272)
                           -------     ----     --------    --------       -------    --------------    ---------         --------
December 31, 1998......     20,308      203      355,600     (19,335)       (1,732)               --     (102,858)         231,878
                           =======     ====     ========    ========       =======    ==============    =========         ========
Exercise of stock
 options and related
 tax benefit...........        129        1        1,810          --            --                --           --            1,811
Stock held by benefit
 trust.................         --       --           --       1,850        (1,850)               --           --               --
Issuance of warrants
 and other.............         --       --          120          --            --                --           --              120
Withdrawal from
 benefit trust.........         --       --           --          --           398                --           --              398
Purchase of Treasury
 Shares................         --       --           --     (32,120)           --                --           --          (32,120)
Deferred Stock
 compensation..........         --       --          325          --            --              (216)          --              109
Net income.............         --       --           --          --            --                --       31,442           31,442
                           -------     ----     --------    --------       -------    --------------    ---------         --------
December 31, 1999......     20,437     $204     $357,855    $(49,605)      $(3,184)           $(216)    $ (71,416)        $233,638
                           =======     ====     ========    ========       =======    ==============    =========         ========

---------------
* Restated





                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in Thousands)

                                                                                          Year Ended December 31,
                                                                          --------------------------------------------------------
                                                                               1999                  1998                1997*
                                                                          --------------         ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...............................................             $  31,442            $ (94,272)           $ (13,700)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation, depletion and amortization....................                80,652               85,036              102,158
     Dry hole costs..............................................                 8,051               12,962                9,311
     Amortization of debt financing costs........................                 1,696                1,643                1,513
     Amortization of deferred revenue............................                    --               (1,625)              (3,203)
     (Revision of) provision for impairment on assets held for                       --               (3,740)              23,942
      sale.......................................................
     Provision for impairment of oil and gas properties..........                    --               68,904               30,000
     Gain on sale of assets, net.................................               (85,294)              (5,768)              (1,372)
     Loss on early extinguishment of debt........................                    --                   --                5,061
     Stock awards................................................                   109                   --                1,208
     Deferred taxes..............................................                (6,559)             (32,520)              (9,249)
     Appreciation (depreciation) of deferred compensation                           801               (1,138)                  --
      liability..................................................
     Debt modification costs.....................................                 3,064                   --                   --
     Other.......................................................                   120                   --                   (8)
                                                                              ---------            ---------            ---------
                                                                                 34,082               29,482              145,661
  Changes in assets and liabilities, net of acquisition effects:
     Accounts receivable.........................................               (20,461)              13,051                  578
     Gas imbalances..............................................                   (92)                 333                   20
     Accounts payable............................................                (4,527)               6,634                1,663
     Accrued liabilities.........................................                17,901               (5,813)              13,719
     Other.......................................................                (2,879)              (7,854)               3,821
                                                                              ---------            ---------            ---------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES..........                24,024               35,833              165,462
                                                                              ---------            ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties............................              (125,919)            (157,352)            (195,108)
  Proceeds from sale of gas plant................................                    --                   --               24,992
  Proceeds from sales of properties..............................               234,312               11,830                2,385
  Additions to gas plant and other facilities....................               (10,247)              (2,813)              (1,747)
                                                                              ---------            ---------            ---------
        NET CASH FLOWS PROVIDED BY (USED IN)
          INVESTING ACTIVITIES...................................                98,146             (148,335)            (169,478)
                                                                               ---------            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.......................................               142,590              240,900              234,000
  Debt issuance and modification costs...........................                (8,053)              (3,360)                  --
  Payments of long-term debt.....................................              (223,392)            (128,254)            (217,503)
  Proceeds from exercise of stock options........................                 1,690                1,305                6,074
  Premium on early extinguishment of debt........................                    --                   --               (3,440)
  Proceeds from sale of stock put options........................                    --                   --                1,630
  Proceeds from sale of treasury stock...........................                    --                  106                   --
  Purchase of treasury shares....................................               (32,120)                  --              (21,173)
                                                                              ---------            ---------            ---------
        NET CASH FLOWS (USED IN) PROVIDED
          BY FINANCING ACTIVITIES................................               (119,285)            110,697                 (412)
                                                                              ---------            ---------            ---------
Net increase (decrease) in cash and cash equivalents.............                 2,885               (1,805)              (4,428)
Cash and cash equivalents at beginning of year...................                 7,403                9,208               13,636
                                                                              ---------            ---------            ---------
Cash and cash equivalents at end of year.........................             $  10,288            $   7,403            $   9,208
                                                                              =========            =========            =========

---------------
* Restated
                See Notes to Consolidated Financial Statements.

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

   The Company is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's principal oil and gas properties are located domestically onshore and offshore California and the onshore Gulf Coast region; and internationally offshore West Africa.

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

 Change in Accounting Method

   Effective January 1, 1998, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fair presentation of the Company's development activities in its core California business and the drilling success of its selective exploration activities, and reflect an impairment in the carrying value of its oil and gas properties only when there has been a permanent decline in their fair value. Accordingly, all prior year financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $64.1 million, primarily attributable to a decrease in net property and equipment and the deferred tax liability of $99.2 million and $38.0 million, respectively. The change in accounting method resulted in a decrease in net income of $32.5 million ($1.64 per share - basic and diluted) during 1997.

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

                             NUEVO ENERGY COMPANY

   Unproved leasehold costs are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. No such impairment was recognized for the years ended December 31, 1999 or 1997. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on market information available at year-end in its estimate of future net revenues. Fair value impairments of $60.8 million and $30.0 million were recognized as of December 31, 1998 and 1997, respectively; no such impairment was recognized during 1999.

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

  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative

                             NUEVO ENERGY COMPANY
instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001, however, early adoption is permitted. The Company has not yet determined the impact of this statement on its financial condition or results of operations or whether it will adopt the statement early.

  Comprehensive Income

   Comprehensive income includes net income and all changes in other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1999 or 1998. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $44.9 million in 1999, increased by $0.6 million in 1998 and reduced by $6.0 million in 1997.

  Earnings per Share ("EPS")

   Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. For the year ended December 31, 1999, the Company's potentially dilutive securities included dilutive stock options. For the years ended December 31, 1998 and 1997, the Company did not have any potentially dilutive securities, as net losses were incurred during these periods.
Potential dilution may also occur in future periods due to the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Nuevo Financing I ("TECONS").

                             NUEVO ENERGY COMPANY

  Stock-Based Compensation

   The Company applies the intrinsic value method for accounting for stock and stock-based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company applied the fair value method described by SFAS No. 123, "Accounting for Stock-Based Compensation", it would have incurred compensation expense for stock-based compensation in 1999, 1998 and 1997. (See Note 8 for the SFAS No. 123 pro forma effects on income and earnings per share.)

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

  Statements of Cash Flows

   For cash flow presentation purposes, the Company considers all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents. Interest paid in cash, net of amounts capitalized, for 1999, 1998 and 1997 was $33.5 million, $31.6 million and $28.2 million, respectively. Net amounts paid (refunded) in cash for income taxes for 1999, 1998 and 1997 were $2,250,000, $1,332,000 and ($45,000), respectively.

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

3.  ACQUISITIONS

   In June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets (see discussion in Note 4). Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999. The acquired properties had estimated net proved reserves at June 30, 1999, of
33.7 million barrels of oil equivalent ("BOE") and are either additional interests in the Company's existing properties or are located near its existing properties. The acquisition included interests in Cymric, East Coalinga, Dos Cuadras, Buena Vista Hills and other fields the Company operates.

                             NUEVO ENERGY COMPANY

   In April 1998, the Company acquired a third party's interest in the Marine I Permit in the Republic of Congo, West Africa ("Congo") for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

4.    DIVESTITURES

   On December 31, 1999, the Company completed the sale of its interest in 13 onshore fields and a gas processing plant located in Ventura County, California, to Vintage Petroleum, Inc., for approximately $33.0 million. The effective date of the sale was September 1, 1999. Accordingly, the Company reclassified these properties to assets held for sale and discontinued depleting and depreciating these assets during the third quarter of 1999. Revenues less costs for the period September 1, 1999, through December 31, 1999, and other adjustments resulted in a price of $29.6 million at closing on December 31, 1999. A portion of the proceeds, $4.5 million, was deposited in escrow to address possible remediation issues. All or any portion of the funds not used in remediation shall be delivered to the Company. The remainder of the proceeds from the sale were used to repay a portion of the Company's outstanding bank debt. The assets accounted for approximately 3% of Nuevo's September 1, 1999 estimated proved reserves. Production from the properties for the year ended December 31, 1999, averaged 2,510 barrels of oil equivalent per day.

   On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted sales price of approximately $191.0 million. Of the proceeds, $100.0 million was set aside to fund an escrow account, as discussed in Note 3. The remainder of the proceeds were used to repay outstanding senior bank debt. The Company realized an $80.2 million adjusted pre-tax gain on the sale of the East Texas natural gas assets resulting in the realization of $14.6 million of the Company's deferred tax asset. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale was July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 billion cubic feet of natural gas equivalent at January 1, 1999.

   During the third quarter of 1998, the Company sold its interest in the Sansinena field in California, and recorded a gain on the sale of $4.1 million. During the first quarter of 1998, the Company sold its interest in the Coke field in Chapel Hill, Texas, and recorded a $1.7 million gain on this sale.

   In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 at its approximate carrying value; an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 at its approximate carrying value; and the Illini pipeline, which was sold in November 1999 at its approximate carrying value. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company's results of operations included the operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated subsequent to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

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

                             NUEVO ENERGY COMPANY

5.  PRODUCTION PAYMENTS

   In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field in East Texas. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. Each advance under the production payment obligated the Company to deliver a fixed volume of natural gas, based upon prevailing market conditions at the time of the advance. During 1994, the Company received $18.4 million, committing the Company to deliver
10.7 BCF of natural gas through December 1998. As of December 31, 1998, the Company had fulfilled its obligation under this commitment.

6.  OUTSOURCING SERVICES

   Torch Energy Advisors Incorporated ("Torch"), the Company's outside service provider, is primarily in the business of providing management and advisory services relating to oil and gas assets for institutional and public investors and maintains a large technical, operating, accounting and administrative staff.

   In early 1999, Nuevo signed new outsourcing agreements with Torch and its subsidiaries, effective January 1, 1999, to provide the following services: (i) oil and gas administration (accounting, information technology and land administration); (ii) human resources; (iii) corporate administration (legal, graphics, support, and corporate insurance); (iv) crude oil marketing; (v) natural gas marketing; (vi) land leasing, and (vii) field operations. Each of the new agreements is stand alone, with different terms ranging from one to four years. In addition, the Company executed a Master Services Agreement with Torch, which contains the overall terms and conditions governing each individual service agreement. Several functions that were previously outsourced, such as mergers and acquisitions and internal audit, were brought in-house during 1999.

   Prior to January 1, 1999, the Company's outsourcing services were governed by an agreement with Torch (the "Torch Agreement") whereby Torch administered certain business activities of the Company for a monthly fee. The Torch Agreement required Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% on the first $250 million of assets and one-twelfth of 1% on assets in excess of $250 million, excluding certain gas plant facilities and cash, plus 2% of monthly operating cash flows (as defined) during the period in which the services were rendered. In addition, the Torch Agreement contained a provision whereby 20% of the overhead fees on Torch operated properties were credited against the monthly fee paid to Torch, as well as a provision whereby the monthly fee was credited for one-twelfth of $900,000. For the years ended December 31, 1999, 1998 and 1997, outsourcing fees paid to Torch amounted to $14.1 million, $14.5 million and $14.4 million, respectively.

   A subsidiary of Torch markets oil, natural gas and natural gas liquids from certain oil and gas properties and gas plants in which the Company owns an interest. In 1999, 1998 and 1997, such marketing fees were $1.2 million, $2.0 million and $2.9 million, respectively.

   Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's fees charged for these activities for the years ended December 31, 1999, 1998 and 1997, were $25.1 million, $20.5 million and $22.4 million, respectively.

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

                             NUEVO ENERGY COMPANY

8.  STOCKHOLDERS' EQUITY

  Common and Preferred Stock

   The Certificate of Incorporation of the Company authorizes the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of Common Stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends that may be declared. Under the terms of the most restrictive indenture of the 9 1/2% Senior Subordinated Notes due 2008 described in Note 10, the Company and its restricted subsidiaries had $25.7 million available for the payment of dividends and share repurchases at December 31, 1999. The Company also had unrestricted liquidity available through its unrestricted subsidiaries at December 31, 1999.

   On December 23, 1996, the Company and United Investors Management Company ("United") and The 1818 Fund, L.P. ("The 1818 Fund") closed the offering of 2,138,605 shares of Common Stock (the "Shares"). United sold 1,275,000 Shares and The 1818 Fund sold 863,605 shares. The price to the public of the Shares was $47.50 per share. All of the Shares sold by United were outstanding and 112 of the Shares sold by The 1818 Fund were outstanding prior to the offering. The remaining 863,493 Shares sold by The 1818 Fund were issued upon conversion of the remaining 11,220 shares of 7% Preferred Stock of the Company. The Company did not receive any proceeds from the issuance of these shares. As a result of this conversion by The 1818 Fund of its shares of 7% Preferred Stock, there are no longer any shares of the 7% Preferred Stock outstanding.

   During April 1996, the Company partially financed the acquisition of the majority of its California properties with the proceeds from the sale to the public of 5,109,200 shares of Common Stock. The purchase of the Point Pedernales field offshore California in Federal waters was financed by the issuance to Torch of 1,275,000 shares of the Company's Common Stock.

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

                                                                 For the Year Ended December 31,
                                                  -------------------------------------------------------------
                                                        1999                 1998                  1997*
                                                  -----------------   -------------------   -------------------
                                                   Income    Shares      Loss      Shares      Loss      Shares
                                                  --------   ------   ----------   ------   ----------   ------

Earnings (loss) before extraordinary item per
 Common share -- Basic.........................    $31,442   19,418    $(94,272)   19,795    $(10,676)   19,796

Effect of dilutive securities:
Stock options..................................         --      153          --        --          --        --
                                                   -------   ------    --------    ------    --------    ------
Earnings (loss) before extraordinary item per
 Common share -- Diluted.......................    $31,442   19,571    $(94,272)   19,795    $(10,676)   19,796
                                                   =======   ======    ========    ======    ========    ======

_______________
* Restated

  Treasury Stock Repurchases

  Since December 1997, the Board of Directors of the Company authorized the open market repurchase of up to 3,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management. As of December 31, 1999, the Company had repurchased 1,999,100 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.50 per share. As of March 22, 2000, the

                             NUEVO ENERGY COMPANY

Company had repurchased 2,610,600 shares at an average purchase price of $16.75 per share, including commissions.

   In March 1997, the Board of Directors authorized the open market repurchase of up to 1,000,000 shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 500,000 shares of Common Stock in open market transactions, at an average purchase price of $38.94 per share, plus 42,491 shares acquired from the cancellation of warrants issued during 1996.

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

   On January 10, 1999, the Company amended the Shareholder Rights Plan to provide that if the Company receives and consummates a transaction pursuant to a Qualifying Offer, the provisions of the Shareholder Rights Plan are not triggered. In general, a Qualifying Offer is an all cash, fully-funded tender offer for all outstanding Common Shares by a person who, at the commencement of the offer, beneficially owns less than five percent of the outstanding Common Shares. A Qualifying Offer must remain open for at least 120 days, must be conditioned on the person commencing the Qualifying Offer acquiring at least 75% of the outstanding Common Shares and the per share consideration must exceed the greater of (1) 135% of the highest closing price of the Common Shares during the one-year period prior to the commencement of the Qualifying Offer or (2) 150% of the average closing price of the Common Shares during the 20 day period prior to the commencement of the Qualifying Offer.

  Executive Compensation Plan

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period. The stock held in the benefit trust is accounted for as a liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded total expenses related to deferred compensation of $1.7 million in 1999, a net benefit of $0.6 million in 1998 and expenses of $0.8 million in 1997. The Plan does not permit

                             NUEVO ENERGY COMPANY
investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. The Plan applies to all executives at a level of Vice-President and above.

  Director Compensation

   In May 1999, the Compensation Committee of the Board of Directors implemented changes to the compensation of the Company's non-employee directors based on a Towers Perrin report. Non-employee directors may elect to receive all or part of the annual cash retainer of $30,000 in restricted shares of the Company's Common Stock at a 33% increase in value. The election must be made in increments of 25% ($7,500). Therefore, for each $7,500 of compensation for which the election is exercised, the director would receive $9,975 in restricted stock. Each non-employee director also receives a semi-annual grant of 1,750 ten-year options to purchase the Company's Common Stock at the market price of the stock on the date of the grant. Non-employee directors also receive a semi-annual grant of 1,250 restricted shares of the Company's common stock. All restricted shares are subject to a three-year restricted period. Directors have the option of deferring delivery of restricted shares beyond the three-year period.

  Stock Incentive Plan

   In 1990, the Company established its 1990 Stock Option Plan with respect to its Common Stock; in 1993, the Board of Directors adopted the Nuevo Energy Company 1993 Stock Incentive Plan; and in 1999, the Board of Directors adopted the Nuevo Energy Company 1999 Stock Incentive Plan (collectively, the "Stock Incentive Plans"). The purpose of the Stock Incentive Plans is to provide directors and key employees of the Company performance incentives and to provide a means of encouraging stock ownership in the Company by such persons.

   The total maximum number of shares subject to options under the Stock Incentive Plans is 5,000,000 shares. Options are granted under the Stock Incentive Plans on the basis of the optionee's contribution to the Company. No option may exceed a term of more than ten years. Options granted under the Stock Incentive Plans may be either incentive stock options or options that do not qualify as incentive stock options. The Company's compensation committee is authorized to designate the recipients of options, the dates of grants, the number of shares subject to options, the option price, the terms of payment upon exercise of the options, and the time during which the options may be exercised. Options granted are exercisable, in full, six months following the date of the grant.

   A summary of activity in the stock option plans during the three years ended 1999 is set forth below:

                                                                                             Weighted-
                                                                                              Average
                                                                    Options               Exercise Price
                                                               ------------------        -----------------
Outstanding at January 1, 1997..............................       1,766,138                    $24.24
  Granted...................................................         652,875                    $41.89
  Exercised.................................................        (328,550)                   $18.59
  Canceled..................................................          (1,000)                   $47.88
                                                                   ---------
Outstanding at December 31, 1997............................       2,089,463                    $30.61
  Granted...................................................       1,124,800 *                  $16.27
  Exercised.................................................         (70,925)                   $18.35
  Canceled..................................................        (466,975)*                  $36.19
                                                                   ---------
Outstanding at December 31, 1998............................       2,676,363                    $23.94
  Granted...................................................         481,225                    $16.02
  Exercised.................................................        (128,909)                   $14.16
  Canceled..................................................        (411,500)                   $25.52
                                                                   ---------
Outstanding at December 31, 1999............................       2,617,179                    $22.72
                                                                   =========

                             NUEVO ENERGY COMPANY

   *Reflects the cancellation and re-issuance of 401,850 non-executive employee stock options on December 14, 1998.

   The Company had 2,202,454 options and 1,756,263 options exercisable at December 31, 1999 and 1998, respectively. Detail of stock options outstanding and options exercisable at December 31, 1999 follows:

                                                        Outstanding                               Exercisable
                                      ------------------------------------------------   -----------------------------
                                                         Weighted-         Weighted-                       Weighted-
                                                          Average           Average                         Average
                                                         Remaining         Exercise                        Exercise
     Range of Exercise Prices            Number         Life (Years)         Price          Number           Price
-----------------------------------   -------------   ----------------   -------------   -------------   -------------
$10.31 to $13.69...................         711,025              8.74           $11.33         711,025          $11.33
$15.50 to $19.63...................         769,204              7.39           $16.80         354,479          $17.77
$20.38 to $29.88...................         489,450              6.91           $23.19         489,450          $23.19
$34.00 to $47.88...................         647,500              7.66           $41.94         647,500          $41.94
                                          ---------                                          ---------
  Total............................       2,617,179                                          2,202,454
                                          =========                                          =========

   The weighted-average fair value of options granted during 1999, 1998 and 1997, was $11.38, $7.55 and $12.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 55.7% in 1999, 50.9% in 1998 and 35.2% in 1997; risk free interest of 6% in 1999, 5% in 1998, and 5.75% in 1997, and average expected option lives of five years in 1999 and 1998 and three years in 1997. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to Common Stockholders and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                                                        Year Ended December 31,
                                                                            -----------------------------------------------
                                                                                1999             1998            1997*
                                                                            -------------   --------------   --------------
Net income (loss)........................................   As reported           $31,442       $ (94,272)        $(13,700)
                                                            Pro forma             $24,673       $(103,434)        $(16,315)
Earnings (loss) per Common share -- Basic................   As reported           $  1.62       $   (4.76)        $  (0.69)
                                                            Pro forma             $  1.27       $   (5.23)        $  (0.82)
Earnings (loss) per Common share -- Diluted..............   As reported           $  1.61       $   (4.76)        $  (0.69)
                                                            Pro forma             $  1.26       $   (5.23)        $  (0.82)

______________
* Restated

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

                             NUEVO ENERGY COMPANY

10.    LONG-TERM DEBT

   Long-term debt is comprised of the following at December 31, 1999 and 1998 (amounts in thousands):

                                                                                    1999                1998
                                                                              -----------------   -----------------

9 1/2% Senior Subordinated Notes due 2008 (a)..............................           $257,310    $         --
8 7/8% Senior Subordinated Notes (a) (b)...................................                 --             100,000
9 1/2% Senior Subordinated Notes due 2006 (a) (c)..........................              2,440             160,000
OPIC credit facility (at 5.8% and 5.55% at December 31, 1999 and 1998,
 respectively, plus a guaranty fee of 2.75%) (d)...........................                750               3,902

Bank credit facility (at 7.13% and 5.94% at December 31, 1999 and 1998,
 respectively) (e).........................................................             81,000             158,400
                                                                                      --------            --------
   Total debt..............................................................            341,500             422,302
Less current maturities....................................................               (750)             (3,152)
                                                                                      --------            --------
Long-term debt.............................................................           $340,750            $419,150
                                                                                      ========            ========

_______

(a) In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% Senior Subordinated Notes due June 1, 2008 ("9 1/2% Notes"). The Company offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% Senior Subordinated Notes due 2006 ("Old 9 1/2% Notes") and $100.0 million of 8 7/8% Senior Subordinated Notes due 2008 ("8 7/8% Notes"). In August 1999, the Company received tenders to exchange $157,460,000 of its Old 9 1/2% Notes and $99,850,000 of the 8 7/8% Notes.
     In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9 1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9 1/2% Notes exchanged) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred a total of $3.1 million in third-party fees during the third and fourth quarters of 1999, which are included in other expense.

     Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on June 1 and December 1. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. The 9 1/2% Notes are not currently guaranteed by Nuevo's subsidiaries but are required to be guaranteed by any subsidiary that guarantees pari passu or subordinated indebtedness. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

(b) In June 1998, the Company issued $100.0 million, 8 7/8 % Notes. In August 1999, most of the 8 7/8 % Notes, except for $150,000, were exchanged for 9 1/2% Notes. The remaining $150,000 were retired in December 1999. No significant costs were incurred in connection with this early retirement of debt.

(c) In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with proceeds from the sale to the public of a principal amount of $160.0 million, Old 9 1/2% Notes. In August 1999, most of the Old 9 1/2% Notes, except for $2,540,000, were exchanged for 9 1/2% Notes. In October 1999, the Company purchased $100,000 of the remaining Old
     9 1/2% Notes. No significant costs were incurred in connection with

                             NUEVO ENERGY COMPANY
     the early retirement of the $100,000 notes. Interest on the Old 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on April 15 and October 15. The Old 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2001, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Old
     9 1/2% Notes. The Old 9 1/2% Notes were guaranteed by certain of Nuevo's subsidiaries until February 1998, at which time such subsidiaries were released as guarantors. The Old 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

(d) In February 1995, in connection with the purchase of the stock of Amoco Congo Production Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The security for such facility is the assets and stock of the Nuevo Congo Company ("NCC"). The credit facility expired in June 1999. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The interest rate associated with such credit facility is the London Interbank Offered Rate ("LIBOR") plus 20 basis points and a guaranty fee of 2.75% of the outstanding loan balance, payable quarterly. At December 31, 1999, the interest rate was 5.8%, plus the guarantee fee of 2.75%. The loan agreement requires a sixteen-quarter repayment period and will be fully paid in April 2000.

(e) Nuevo's Amended and Restated Credit Agreement, (the "Agreement"), dated June 30, 1999, provides for secured revolving credit availability of up to $400.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003.

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

     During 1999, the borrowing base was reduced from $380.0 million to $200.0 million in January 1999, reflecting the January sale of the Company's East Texas natural gas reserves, and also reflecting a significant decline in projected oil prices since the previous determination. The borrowing base was subsequently increased in October 1999, to $300.0 million, as a result of the significant increase in commodity prices and the inclusion of recently acquired oil and gas properties in California (see Note 3).

     Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases. At December 31, 1999 the Company's interest rate under the credit facility was LIBOR plus .625%, or 7.13%. Outstanding borrowings under this facility at December 31, 1999 were $81.0 million.

     The Credit Agreement has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and (ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and

                             NUEVO ENERGY COMPANY
     exploration expenses) to fixed charge coverage ratio and a funded debt to capitalization ratio. As a result of reduced revenues in 1998 due to falling oil prices, the Company obtained amendments for relief from the EBITDAX fixed charge coverage test through March 31, 2000. The Company was in compliance with all covenants of the Agreement at December 31, 1999, and does not anticipate any issues of non-compliance arising in the foreseeable future.

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

     The amount of scheduled debt maturities during the next five years and thereafter is as follows (amounts in thousands):

                2000.................................   $    750
                2001.................................         --
                2002.................................         --
                2003.................................     81,000
                2004.................................         --
                Thereafter...........................    259,750
                                                        --------
                  Total debt.........................   $341,500
                                                        ========

  Based upon the quoted market price, the fair value of the 9 1/2% Notes was estimated to be $254.6 million at December 31, 1999, the fair value of the Old 9 1/2% Notes was estimated to be $2.4 million and $160.2 million at December 31, 1999 and 1998, respectively, and the fair value of the 8 7/8% Notes was estimated to be $90.6 million at December 31, 1998. For the OPIC credit facility and other debt, for which no quoted prices are available, management believes the carrying value of the debt materially represents the fair value of the debt at December 31, 1999 and 1998.

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

                      CONDENSED CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        Nuevo              NCC               NCL            Consolidated
                                                   ---------------   ---------------   ----------------   -----------------
Total current assets............................          $ 50,408           $13,893           $ 1,990             $ 66,291
Net property and equipment......................           588,416            49,175            10,870              648,461
Deferred tax assets, net........................            23,348               657                --               24,005
Total other assets..............................            21,273                --                --               21,273
                                                          --------           -------           -------             --------
  Total assets..................................          $683,445           $63,725           $12,860             $760,030
                                                          ========           =======           =======             ========

Total current liabilities.......................          $ 25,589           $36,500           $  (739)            $ 61,350
Long-term debt..................................           340,750                --                --              340,750
Other long-term liabilities.....................             9,292                --                --                9,292
Mandatorily Redeemable Convertible Preferred
 Securities of Nuevo Financing I................           115,000                --                --              115,000

Total stockholders' equity......................           192,814            27,225            13,599              233,638
                                                          --------           -------           -------             --------
  Total liabilities and stockholders' equity....          $683,445           $63,725           $12,860             $760,030
                                                          ========           =======           =======             ========


                      CONDENSED CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                        Nuevo              NCC               NCL           Consolidated
                                                   ---------------   ---------------   ---------------   -----------------
Total current assets............................          $145,906           $12,870           $ 2,476            $161,252
Net property and equipment......................           568,509            39,112             8,951             616,572
Deferred tax assets, net........................            27,059               475                --              27,534
Total other assets..............................            12,308                19                --              12,327
                                                          --------           -------           -------            --------
  Total assets..................................          $753,782           $52,476           $11,427            $817,685
                                                          ========           =======           =======            ========

Total current liabilities.......................          $ 18,006           $31,163           $   454            $ 49,623
Long-term debt..................................           418,400               750                --             419,150
Other long-term liabilities.....................             2,034                --                --               2,034
Mandatorily Redeemable Convertible Preferred
 Securities of Nuevo Financing I................           115,000                --                --             115,000

Total stockholders' equity......................           200,342            20,563            10,973             231,878
                                                          --------           -------           -------            --------
  Total liabilities and stockholders' equity....          $753,782           $52,476           $11,427            $817,685
                                                          ========           =======           =======            ========

                             NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        Nuevo               NCC                NCL            Consolidated
                                                   ----------------   ----------------   ---------------   ------------------
Revenues........................................          $301,135            $26,460             $4,640            $332,235
Expenses........................................           284,161             19,879              2,112             306,152
                                                          --------            -------             ------            --------
Income before income taxes......................            16,974              6,581              2,528              26,083
Income tax benefit..............................            (5,177)              (182)                --              (5,359)
                                                          --------            -------             ------            --------
Net income......................................          $ 22,151            $ 6,763             $2,528            $ 31,442
                                                          ========            =======             ======            ========


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                        Nuevo               NCC                NCL            Consolidated
                                                   ----------------   ----------------   ---------------   ------------------
Revenues........................................         $ 236,758            $14,607             $1,338           $ 252,703
Expenses........................................           362,103             16,279              1,218             379,600
                                                         ---------            -------             ------           ---------
(Loss) income before income taxes...............          (125,345)            (1,672)               120            (126,897)
Income tax benefit..............................           (31,935)              (690)                --             (32,625)
                                                         ---------            -------             ------           ---------
Net (loss) income...............................         $ (93,410)           $  (982)            $  120           $ (94,272)
                                                         =========            =======             ======           =========



                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                       Nuevo*             NCC*           Consolidated*
                                                                  ----------------   ---------------   ------------------
Revenues.......................................................          $334,446            $22,832            $357,278
Expenses.......................................................           358,079             16,531             374,610
                                                                         --------            -------            --------
(Loss) income before income taxes and extraordinary item.......           (23,633)             6,301             (17,332)
Income tax (benefit) expense...................................            (6,883)               227              (6,656)
                                                                         --------            -------            --------
(Loss) income before extraordinary item........................           (16,750)             6,074             (10,676)
Extraordinary loss on early extinguishment of debt, net of tax
 benefit.......................................................             3,024                 --               3,024
                                                                         --------            -------            --------
Net (loss) income..............................................          $(19,774)           $ 6,074            $(13,700)
                                                                         ========            =======            ========

_____________
* Restated

                             NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                           Nuevo               NCC                NCL            Consolidated
                                                      ----------------   ----------------   ----------------   -----------------
Cash flows from operating activities:
  Net (loss) income................................         $  22,151           $  6,763            $ 2,528           $  31,442
  Non-cash adjustments.............................            (5,594)             7,595                639               2,640
  Change in assets and liabilities.................           (12,436)             4,036             (1,658)            (10,058)
                                                            ---------           --------            -------           ---------
     Net cash provided by operating activities.....             4,121             18,394              1,509              24,024
                                                            ---------           --------            -------           ---------
Cash flows from investing activities:
  Additions to oil and gas properties..............          (105,515)           (17,840)            (2,564)           (125,919)
  Proceeds from sale of properties.................           234,312                 --                 --             234,312
  Additions to other properties and other..........           (10,247)                --                 --             (10,247)
                                                            ---------           --------            -------           ---------
     Net cash provided by (used in) investing
      activities...................................           118,550            (17,840)            (2,564)             98,146
                                                            ---------           --------            -------           ---------


Cash flows from financing activities:
  Proceeds from borrowings.........................           142,590                 --                 --             142,590
  Payments of long-term debt.......................          (220,240)            (3,152)                --            (223,392)
  Other............................................           (38,483)                --                 --             (38,483)
                                                            ---------           --------            -------           ---------
     Net cash used in financing activities.........          (116,133)            (3,152)                --            (119,285)
                                                            ---------           --------            -------           ---------
Net increase (decrease) in cash & cash equivalents.             6,538             (2,598)            (1,055)              2,885
Cash and cash equivalents at beginning of year.....               600              5,339              1,464               7,403
                                                            ---------           --------            -------           ---------
Cash and cash equivalents at end of year...........         $   7,138           $  2,741            $   409           $  10,288
                                                            =========           ========            =======           =========


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                           Nuevo              NCC                NCL           Consolidated
                                                      ---------------   ----------------   ---------------   -----------------
Cash flows from operating activities:
  Net (loss) income................................        $ (93,410)          $   (982)          $   120           $ (94,272)
  Non-cash adjustments.............................          119,473              4,281                --             123,754
  Change in assets and liabilities.................           (8,015)            14,923              (557)              6,351
                                                           ---------           --------           -------           ---------
     Net cash provided by (used in) operating
      activities...................................           18,048             18,222              (437)             35,833
                                                           ---------           --------           -------           ---------


Cash flows from investing activities:
  Additions to oil and gas properties..............         (137,430)           (10,971)           (8,951)           (157,352)
  Proceeds from sale of properties.................           11,830                 --                --              11,830
  Additions to other properties and other..........           (2,813)                --                --              (2,813)
                                                           ---------           --------           -------           ---------
       Net cash used in investing activities.......         (128,413)           (10,971)           (8,951)           (148,335)
                                                           ---------           --------           -------           ---------

Cash flows from financing activities:
  Proceeds from borrowings.........................          240,900                 --                --             240,900
  Payments of long-term debt.......................         (124,551)            (3,703)               --            (128,254)
  Contribution to (from) Nuevo.....................          (10,852)                --            10,852                  --
  Other............................................           (1,949)                --                --              (1,949)
                                                           ---------           --------           -------           ---------
     Net cash provided by (used in) financing
      activities...................................          103,548             (3,703)           10,852             110,697
                                                           ---------           --------           -------           ---------

Net increase (decrease) in cash & cash equivalents.           (6,817)             3,548             1,464              (1,805)
Cash and cash equivalents at beginning of year.....            7,417              1,791                --               9,208
                                                           ---------           --------           -------           ---------
Cash and cash equivalents at end of year...........        $     600           $  5,339           $ 1,464           $   7,403
                                                           =========           ========           =======           =========

                             NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1997

                             (Amounts in Thousands)

                                                                         Nuevo*              NCC*           Consolidated*
                                                                     ---------------   ----------------   -----------------
Cash flows from operating activities:
  Net (loss) income...............................................        $ (19,774)          $  6,074           $ (13,700)
  Non-cash adjustments............................................          155,749              3,612             159,361
  Change in assets and liabilities................................           12,846              6,955              19,801
                                                                          ---------           --------           ---------
     Net cash provided by operating activities....................          148,821             16,641             165,462
                                                                          ---------           --------           ---------

Cash flows from investing activities:
  Additions to oil and gas properties.............................         (182,261)           (12,847)           (195,108)
  Proceeds from sale of properties................................           27,377                 --              27,377
  Additions to other properties and other.........................           (1,747)                --              (1,747)
                                                                          ---------           --------           ---------
       Net cash used in investing activities......................         (156,631)           (12,847)           (169,478)
                                                                          ---------           --------           ---------

Cash flows from financing activities:
  Proceeds from borrowings........................................          234,000                 --             234,000
  Payments of long-term debt......................................         (213,800)            (3,703)           (217,503)
  Other...........................................................          (16,909)                --             (16,909)
                                                                          ---------           --------           ---------
     Net cash provided by (used in) financing activities..........            3,291             (3,703)               (412)
                                                                          ---------           --------           ---------
Net (decrease) increase in cash and cash equivalents..............           (4,519)                91              (4,428)
Cash and cash equivalents at beginning of year....................           11,936              1,700              13,636
                                                                          ---------           --------           ---------
Cash and cash equivalents at end of year..........................        $   7,417           $  1,791           $   9,208
                                                                          =========           ========           =========


12.  INCOME TAXES

  Income tax (benefit) expense is summarized as follows (amounts in thousands):

                                                                                  Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                     1999                  1998                  1997*
                                                                 -------------         -------------         -------------
Current
 Federal................................................              $ 1,012              $   (105)              $   135
  State.................................................                  188                    --                   421
                                                                      -------              --------               -------
                                                                        1,200                  (105)                  556
                                                                      -------              --------               -------
Deferred
  Federal...............................................               (8,457)              (24,172)               (7,449)
  State.................................................                1,898                (8,348)               (1,800)
                                                                      -------              --------               -------
                                                                       (6,559)              (32,520)               (9,249)
                                                                      -------              --------               -------
   Total income tax benefit.............................              $(5,359)             $(32,625)              $(8,693)
                                                                      =======              ========               =======

  A deferred tax benefit related to the exercise of employee stock options of approximately $0.2 million and $5.3 million was allocated directly to additional paid-in capital in 1999 and 1997, respectively. A current tax benefit of $2.0 million was allocated to the extraordinary loss in 1997.

_________
*Restated

                             NUEVO ENERGY COMPANY

  Total income tax benefit differs from the amount computed by applying the Federal income tax rate to income (loss) before income taxes, minority interest and extraordinary item. The reasons for these differences are as follows:


                                                                                          Year Ended December 31
                                                                          ------------------------------------------------------
                                                                              1999                 1998                1997*
                                                                          ------------         ------------         ------------

Statutory Federal income tax rate................................                35.0%               (35.0)%              (35.0)%
(Decrease) increase in tax rate resulting from:
  State income taxes, net of Federal benefit.....................                 5.2                 (4.3)                (4.0)
  Non-realization of tax benefits related to provision for
   impairment on assets held for sale............................                  --                   --                  3.6

     (Decrease) increase in valuation allowance..................               (60.8)                13.4                   --
     Nondeductible travel and entertainment and other............                 0.1                  0.2                 (3.4)
                                                                              -------              -------              -------
                                                                                (20.5)%              (25.7)%              (38.8)%
                                                                              =======              =======              =======

_____________
* Restated

  The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows (amounts in thousands):

                                                                                      As of December 31,
                                                                               ---------------------------------
                                                                                   1999                1998
                                                                               -------------       -------------
Net operating loss carryforwards......................................            $ 41,814            $ 45,610
Alternative minimum tax credit carryforwards..........................               2,066               1,054
State income taxes....................................................                  --               1,520
Capital loss carryforwards............................................               2,426               2,365
                                                                                  --------            --------
  Total deferred income tax assets....................................              46,306              50,549
  Less: valuation allowance...........................................              (1,777)            (17,646)
                                                                                  --------            --------
  Net deferred income tax assets......................................              44,529              32,903
                                                                                  --------            --------
Property and equipment................................................             (19,881)             (5,369)
State income taxes....................................................                (643)                 --
                                                                                  --------            --------
  Total deferred income tax liabilities...............................             (20,524)             (5,369)
                                                                                  --------            --------
Net deferred income tax asset.........................................            $ 24,005            $ 27,534
                                                                                  ========            ========

  At December 31, 1999, the Company had a net operating loss carryforward for regular tax of approximately $119.5 million, which will expire in 2018. The alternative minimum tax credit carryforward of $2.1 million does not expire and may be applied to reduce regular income tax to an amount not less than the alternative minimum tax payable in any one year. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million. At December 31, 1999, however, the Company determined that it was more likely than not that most of the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices at year-end 1999, and the valuation allowance was decreased by $15.9 million to a total valuation allowance of $1.8 million.

                             NUEVO ENERGY COMPANY

13.  INDUSTRY SEGMENT INFORMATION

  The Company's operations are concentrated primarily in two segments: exploration and production of oil and natural gas, and gas plant and other facilities.

                                                                                          As of and For the Year Ended
                                                                                                  December 31,
                                                                             ------------------------------------------------------
                                                                                 1999                 1998                1997*
                                                                             ------------         ------------         ------------
                                                                                            (Amounts in thousands)
Sales to unaffiliated customers:
  Oil and gas -- East...............................................            $ 13,282            $  46,885             $ 61,456
  Oil and gas -- West...............................................             195,397              177,315              247,723
  Oil and gas -- Foreign............................................              30,627               15,810               22,794
  Gas plant, pipeline and other facilities..........................               2,972                5,365               20,598
                                                                                --------            ---------             --------
    Total sales.....................................................             242,278              245,375              352,571
      Gain on sale of assets, net...................................              85,294                5,768                1,372
      Interest and other income.....................................               4,663                1,560                3,335
                                                                                --------            ---------             --------
    Total revenues..................................................            $332,235            $ 252,703             $357,278
                                                                                ========            =========             ========

Operating profit (loss) before income taxes:
  Oil and gas -- East (2)...........................................            $ 81,171            $  22,608             $ 24,745
  Oil and gas -- West...............................................              17,716              (67,677)              40,369
  Oil and gas -- Foreign............................................               5,208              (12,849)               6,172
  Gas plant, pipeline and other facilities (1)......................              (1,242)               3,063              (22,478)
                                                                                --------            ---------             --------
                                                                                 102,853              (54,855)              48,808
  Unallocated corporate expenses....................................              37,047               32,958               32,170
  Interest expense..................................................              33,110               32,471               27,357
  Dividends on TECONS...............................................               6,613                6,613                6,613
                                                                                --------            ---------             --------
  Operating profit (loss) before income taxes.......................            $ 26,083            $(126,897)            $(17,332)
                                                                                ========            =========             ========

Identifiable assets:
  Oil and gas -- Domestic...........................................            $566,256            $ 748,695             $671,603
  Oil and gas -- Foreign............................................              82,074               40,700               40,139
  Gas plant and other facilities....................................              12,297               14,893               17,387
                                                                                --------            ---------             --------
                                                                                 660,627              804,288              729,129
  Corporate assets and investments..................................              99,403               13,397               75,157
                                                                                --------            ---------             --------
    Total...........................................................            $760,030            $ 817,685             $804,286
                                                                                ========            =========             ========

Capital expenditures:
  Oil and gas -- East...............................................            $  5,941            $  36,597             $ 32,857
  Oil and gas -- West...............................................             100,130               96,179              148,927
  Oil and gas -- Foreign............................................              24,570               30,498               14,111
  Gas plant and other facilities....................................              10,247                2,813                1,747
                                                                                --------            ---------             --------
                                                                                $140,888            $ 166,087             $197,642
                                                                                ========            =========             ========
Depreciation, depletion and amortization:
  Oil and gas -- East...............................................            $  7,805            $  10,391             $ 14,252
  Oil and gas -- West...............................................              62,219               68,164               81,011
  Oil and gas -- Foreign............................................               9,177                4,971                3,385
  Gas plant and other facilities....................................                 666                  812                2,830
                                                                                --------            ---------             --------
                                                                                $ 79,867            $  84,338             $101,478
                                                                                ========            =========             ========

_________
*  Restated

(1) Gas plant and other facilities operations for 1998 include a positive revision to a prior period charge of $3.7 million and for 1997 include a charge for $23.9 million to record an impairment on assets held for sale and a $2.3 million gain on sale. See Note 4.
(2) Includes gain on sale of the East Texas natural gas asset of $80.2 million for the year ended 1999.

                             NUEVO ENERGY COMPANY

     In 1999, 1998 and 1997, the Company had one customer that accounted for 79%, 60%, and 62% of oil and gas revenues, respectively. In 1999 and 1998, the Company had another customer that accounted for 12% and 10% of oil and gas revenues, respectively.

     In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production.

14. CONTINGENCIES AND OTHER MATTERS

   The Company has been named as a defendant in the lawsuit Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. currently pending in the 79th Judicial District Court of Brooks County, Texas (the "Lopez Case"). The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis against all working interest owners, of $56.5 million, including interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest, of $40.8 million, on a gross basis; (iii) failure to develop, claiming damages and interest of $106.3 million (gross) for interest in the alleged failure to develop; and iv) numerous other claims, including claims for drainage, breach of the implied covenant to reasonably develop the lease, conversion, fraud, emotional distress, lease termination and exemplary damages, that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

  In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss, however, there is no certainty that any of the funds will be recovered.

  In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean- up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

  The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political

                             NUEVO ENERGY COMPANY
and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC.

  The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore Congo for the years 1994 through
1997.   In June 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

  In connection with their respective acquisitions of two subsidiaries (each a "Congo subsidiary") owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses utilized by the seller in years prior to the acquisitions if certain triggering events occur, including
(i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

  During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo in the future.

15.  FINANCIAL INSTRUMENTS

  During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million.

  For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At December 31, 1999, the market value of these swaps was a gain of $0.5 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

  The Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Notes to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at December 1, 1999, this amounted to a net reduction in the

                             NUEVO ENERGY COMPANY
carrying cost of the 9 1/2% Notes from 9.5% to 7.09%, or 241 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. At December 31, 1999, the Company recorded a positive market adjustment of $131,000 related to the fair value of the notes.

Determination of Fair Values of Financial Instruments

  Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1999 and 1998.


                                                                 December 31, 1999                  December 31, 1998
                                                          --------------------------------   --------------------------------
                                                             Carrying        Approximate        Carrying        Approximate
                                                              Value          Fair Value          Value          Fair Value
                                                          --------------   ---------------   --------------   ---------------
Other investments......................................         $     78         $     78          $     80         $     80
Derivative Instruments:
     Option premium....................................               --               --               292              241
       Commodity price swaps...........................               --          (35,244)               --           (2,636)
Long-term debt (see Note 10)...........................          340,750          337,972           419,150          409,938
TECONS.................................................          115,000           62,675           115,000           71,875

16.  CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS

  In connection with the acquisition of the properties located in California from Unocal in 1996, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices will be netted down to the field level using a fixed differential equal to approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company accumulated $30.8 million in price credits as of December
31, 1999, which will be used to reduce future amounts owed under the contingent payment.

  In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo only owns upside above $15.19 per Bbl on approximately 44% of its Congo production.

  The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest from Torch in 1996. The oil price on these properties is capped at $9.00 per Bbl, with the excess over the realized price, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo only owns upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production.

                             NUEVO ENERGY COMPANY

17.   SUPPLEMENTAL INFORMATION - (UNAUDITED)

 Oil and Gas Producing Activities:

  Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production as of December 31, 1999 are based primarily on reserve reports prepared by the independent petroleum engineering firm of Ryder Scott Company. Reserve quantities and future production for previous years are based primarily upon reserve reports prepared by Ryder Scott Company. These estimates are inherently imprecise and subject to substantial revision.

  Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids ("NGL") were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The estimates are based on realized prices at year-end 1999, of $18.97 per BBL (including hedge effect) and $2.31 per thousand cubic feet of gas ("MCF"), and are adjusted for the effects of hedging and contractual agreements with Unocal and Amoco in connection with the California and Congo property acquisitions (see Note 16). Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. Because the disclosure requirements are standardized, significant changes can occur in these estimates based upon oil and gas prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

                             NUEVO ENERGY COMPANY

Costs incurred (amounts in thousands)-

  The following table sets forth the costs incurred in property acquisition and development activities:

                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------------
                                                                                1999                1998                1997*
                                                                             -----------         -----------         ------------
Domestic
Property acquisition:
 Proved properties..................................................            $ 62,300            $    200            $ 10,206
 Unproved properties................................................                 520               1,320                  --
Exploration.........................................................               4,973              26,706              18,474
Development(1)......................................................              38,278             104,550             153,104
                                                                                --------            --------            --------
                                                                                $106,071            $132,776            $181,784
                                                                                ========            ========            ========

FOREIGN
Property acquisition:
 Proved properties..................................................         $        --            $  7,809         $        --
 Unproved properties................................................                 424               1,404                  --
Exploration.........................................................               3,742               9,204              10,887
Development.........................................................              20,404              12,081               3,224
                                                                                --------            --------            --------
                                                                                $ 24,570            $ 30,498            $ 14,111
                                                                                ========            ========            ========

Total
Property acquisition:
 Proved properties..................................................            $ 62,300            $  8,009            $ 10,206
 Unproved properties................................................                 944               2,724                  --
Exploration.........................................................               8,715              35,910              29,361
Development.........................................................              58,682             116,631             156,328
                                                                                --------            --------            --------
                                                                                $130,641            $163,274            $195,895
                                                                                ========            ========            ========

(1) Includes capitalized interest directly related to development activities of $0.3 million in 1999, $0.6 million in 1998 and $2.4 million in 1997.
__________
*  Restated

                             NUEVO ENERGY COMPANY

Capitalized costs (amounts in thousands)-

The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                                                             Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                 1999                  1998                1997*
                                                                             -------------         ------------         ------------
Domestic
Proved properties...................................................           $  898,032            $ 877,230            $ 903,096
Unproved properties.................................................               21,756               20,984               41,661
                                                                               ----------            ---------            ---------
 Total capitalized costs............................................              919,788              898,214              944,757
 Accumulated depreciation, depletion and amortization...............             (403,727)            (401,139)            (315,038)
                                                                               ----------            ---------            ---------
  Net capitalized costs.............................................           $  516,061            $ 497,075            $ 629,719
                                                                               ==========            =========            =========

FOREIGN
Proved properties...................................................           $   80,374            $  59,774            $  39,516
Unproved properties.................................................                2,618                1,360                   --
                                                                               ----------            ---------            ---------
 Total capitalized costs............................................               82,992               61,134               39,516
 Accumulated depreciation, depletion and amortization...............              (20,901)             (11,724)              (6,378)
                                                                               ----------            ---------            ---------
  Net capitalized costs.............................................           $   62,091            $  49,410            $  33,138
                                                                               ==========            =========            =========

TOTAL
Proved properties...................................................           $  978,406            $ 937,004            $ 942,612
Unproved properties.................................................               24,374               22,344               41,661
                                                                               ----------            ---------            ---------
 Total capitalized costs............................................            1,002,780              959,348              984,273
 Accumulated depreciation, depletion and amortization...............             (424,628)            (412,863)            (321,416)
                                                                               ----------            ---------            ---------
  Net capitalized costs.............................................           $  578,152            $ 546,485            $ 662,857
                                                                               ==========            =========            =========

__________
*  Restated

                             NUEVO ENERGY COMPANY

Results of operations for producing activities (amounts in thousands) --

                                                                                            Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1999                 1998                1997*
                                                                             ------------         ------------         ------------
DOMESTIC
Revenues from oil and gas producing activities......................           $ 208,679            $ 224,200            $ 309,179
Production costs....................................................            (114,295)            (122,816)            (108,074)
Exploration costs...................................................             (10,643)              (5,137)              (9,813)
Depreciation, depletion and amortization............................             (71,475)             (78,555)             (95,263)
Provision for impairment of oil and gas properties..................                  --              (68,529)             (30,000)
Income tax (provision) benefit......................................              (2,515)              13,234              (26,449)
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $   9,751            $ (37,603)           $  39,580
                                                                               =========            =========            =========
FOREIGN
Revenues from oil and gas producing activities......................           $  30,627            $  15,810            $  22,794
Production costs....................................................             (12,869)             (11,888)             (11,968)
Exploration costs...................................................              (3,374)             (11,425)              (1,269)
Depreciation, depletion and amortization............................              (9,177)              (4,971)              (3,385)
Provision for impairment of oil and gas properties..................                  --                 (375)                  --
Income tax (provision) benefit......................................              (1,067)               3,174               (2,469)
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $   4,140           $  (9,675)           $   3,703
                                                                               =========            =========            =========
TOTAL
Revenues from oil and gas producing activities......................           $ 239,306            $ 240,010            $ 331,973
Production costs....................................................            (127,164)            (134,704)            (120,042)
Exploration costs...................................................             (14,017)             (16,562)             (11,082)
Depreciation, depletion and amortization............................             (80,652)             (83,526)             (98,648)
Provision for impairment of oil and gas properties..................                  --              (68,904)             (30,000)
Income tax (provision) benefit......................................              (3,582)              16,408              (28,918)
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $  13,891            $ (47,278)           $  43,283
                                                                               =========            =========            =========

__________
*  Restated

Per unit sales prices and costs:

                                                                                         Year Ended December 31,
                                                                           ---------------------------------------------------
                                                                              1999                1998                1997
                                                                           -----------         -----------         -----------
DOMESTIC
Average sales price:
  Oil (per barrel)................................................              $10.57              $ 9.10              $14.88
  Gas (per MCF)...................................................              $ 2.27              $ 2.00              $ 2.06
Average production cost per equivalent barrel.....................              $ 6.07              $ 5.33              $ 4.96
FOREIGN
Average sales price:
  Oil (per barrel)................................................              $16.69              $10.82              $14.66
Average production cost per equivalent barrel.....................              $ 7.01              $ 8.14              $ 7.70
TOTAL
Average sales price:
  Oil (per barrel)................................................              $11.21              $ 9.25              $14.86
  Gas (per MCF)...................................................              $ 2.27              $ 2.00              $ 2.06
Average production cost per equivalent barrel.....................              $ 6.15              $ 5.56              $ 5.14

                             NUEVO ENERGY COMPANY

  The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                              For the Year Ended December 31,
                                              ----------------------------------------------------------------
                                                      1999                  1998                  1997
                                              --------------------   -------------------   -------------------
                                                Oil*        Gas        Oil*       Gas        Oil*       Gas
                                               (Mbbl)     (Mmcf)      (Mbbl)     (Mmcf)     (Mbbl)     (Mmcf)
                                              --------   ---------   --------   --------   --------   --------
DOMESTIC
Proved reserves at beginning of year.......   164,300     403,256    202,771    390,691    165,839    394,630
Revisions of previous estimates............    61,168      56,097    (41,399)    (8,953)    10,177     (5,105)
Extensions and discoveries.................    10,795      11,800     17,694     55,575     39,911     35,682
Production.................................   (15,892)    (17,620)   (17,345)   (32,521)   (15,854)   (35,625)
Sales of reserves in-place.................   (10,270)   (335,927)    (1,595)    (1,536)       (15)      (675)
Purchase of reserves in-place..............    29,089      27,519      4,174         --      2,713      1,784
                                              -------    --------    -------    -------    -------    -------
Proved reserves at end of year.............   239,190     145,125    164,300    403,256    202,771    390,691
                                              =======    ========    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................   123,077     308,667    143,486    266,179    122,088    236,013
                                              =======    ========    =======    =======    =======    =======
  End of year..............................   174,846     112,204    123,077    308,667    143,486    266,179
                                              =======    ========    =======    =======    =======    =======
Foreign
Proved reserves at beginning of year.......    25,841          --     24,493         --     20,214         --
Revisions of previous estimates............     2,042          --       (420)        --     (1,313)        --
Extensions and discoveries.................        --          --         --         --      7,147         --
Production.................................    (1,835)         --     (1,461)        --     (1,555)        --
Sales of reserves in-place.................        --          --         --         --         --         --
Purchase of reserves in-place..............        --          --      3,229         --         --         --
                                              -------    --------    -------    -------    -------    -------
Proved reserves at end of year.............    26,048          --     25,841         --     24,493         --
                                              =======    ========    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................    10,242          --      9,526         --     16,727         --
                                              =======    ========    =======    =======    =======    =======
  End of year..............................    13,749          --     10,242         --      9,526         --
                                              =======    ========    =======    =======    =======    =======
Total
Proved reserves at beginning of year.......   190,141     403,256    227,264    390,691    186,053    394,630
Revisions of previous estimates............    63,210      56,097    (41,819)    (8,953)     8,864     (5,105)
Extensions and discoveries.................    10,795      11,800     17,694     55,575     47,058     35,682
Production.................................   (17,727)    (17,620)   (18,806)   (32,521)   (17,409)   (35,625)
Sales of reserves in-place.................   (10,270)   (335,927)    (1,595)    (1,536)       (15)      (675)
Purchase of reserves in-place..............    29,089      27,519      7,403         --      2,713      1,784
                                              -------    --------    -------    -------    -------    -------
Proved reserves at end of year.............   265,238     145,125    190,141    403,256    227,264    390,691
                                              =======    ========    =======    =======    =======    =======
Proved developed reserves--
  Beginning of year........................   133,319     308,667    153,012    266,179    138,815    236,013
                                              =======    ========    =======    =======    =======    =======
  End of year..............................   188,595     112,204    133,319    308,667    153,012    266,179
                                              =======    ========    =======    =======    =======    =======

__________
*  Includes estimated NGL reserves.

                             NUEVO ENERGY COMPANY

Discounted future net cash flows (amounts in thousands) --

   The standardized measure of discounted future net cash flows and changes therein are shown below:

                                                                                            Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                     1999                     1998                     1997
                                                                ----------------         ----------------         ----------------
Domestic
Future cash inflows...........................................    $ 4,823,952              $ 1,989,898              $ 3,566,450
Future production costs.......................................     (2,132,655)              (1,061,638)              (1,643,774)
Future development costs......................................       (357,708)                (289,686)                (329,997)
                                                                  -----------              -----------              -----------
Future net inflows before income tax..........................      2,333,589                  638,574                1,592,679
Future income taxes...........................................      (704,236)                       --                 (427,618)
                                                                  -----------              -----------              -----------
Future net cash flows.........................................      1,629,353                  638,574                1,165,061
10% discount factor...........................................       (739,181)                (360,611)                (454,023)
                                                                  -----------              -----------              -----------
Standardized measure of discounted future net cash flows......    $   890,172              $   277,963              $   711,038
                                                                  ===========              ===========              ===========
FOREIGN
Future cash inflows...........................................    $   469,327              $   260,627              $   360,959
Future production costs.......................................       (177,150)                (134,549)                (171,331)
Future development costs......................................        (46,750)                 (66,715)                 (59,985)
                                                                  -----------              -----------              -----------
Future net inflows before income tax..........................        245,427                   59,363                  129,643
Future income taxes...........................................        (66,971)                      --                  (39,243)
                                                                  -----------              -----------              -----------
Future net cash flows.........................................        178,456                   59,363                   90,400
10% discount factor...........................................        (61,455)                 (37,393)                 (36,653)
                                                                  -----------              -----------              -----------
Standardized measure of discounted future net cash flows......    $   117,001              $    21,970              $    53,747
                                                                  ===========              ===========              ===========
TOTAL
Future cash inflows...........................................    $ 5,293,279              $ 2,250,525              $ 3,927,409
Future production costs.......................................     (2,309,805)              (1,196,187)              (1,815,105)
Future development costs......................................       (404,458)                (356,401)                (389,982)
                                                                  -----------              -----------              -----------
Future net inflows before income tax..........................      2,579,016                  697,937                1,722,322
Future income taxes...........................................       (771,207)                      --                 (466,861)
                                                                  -----------              -----------              -----------
Future net cash flows.........................................      1,807,809                  697,937                1,255,461
10% discount factor...........................................       (800,636)                (398,004)                (490,676)
                                                                  -----------              -----------              -----------
Standardized measure of discounted future net cash flows......    $ 1,007,173              $   299,933              $   764,785
                                                                  ===========              ===========              ===========

                             NUEVO ENERGY COMPANY

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                            Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                     1999                     1998                     1997
                                                                 ----------------         ----------------         ----------------
DOMESTIC
Standardized measure -- beginning of year.....................    $  277,963                $ 711,038               $  988,155
Sales, net of production costs................................       (94,384)                (101,383)                (201,198)
Purchases of reserves in-place................................       224,251                    2,278                   18,293
Net change in prices and production costs.....................       439,615                 (466,018)                (581,640)
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................        59,873                   46,713                  180,146
Net changes in estimated future development costs.............        20,005                   79,410                   87,606
Revisions of quantity estimates...............................       276,965                  (86,459)                  33,358
Accretion of discount.........................................        27,796                   83,281                  125,138
Net change in income taxes....................................      (211,448)                 121,770                  141,452
Sales of reserves in-place....................................      (151,348)                    (356)                  (1,598)
Changes in production rates and other.........................        20,884                 (112,311)                 (78,674)
                                                                  ----------                ---------               ----------
Standardized measure -- end of year...........................    $  890,172                $ 277,963               $  711,038
                                                                  ==========                =========               ==========
FOREIGN
Standardized measure -- beginning of year.....................    $   21,970                $  53,747               $   74,794
Sales, net of production costs................................       (17,759)                  (3,923)                 (10,826)
Purchases of reserves in-place................................            --                    2,750                       --
Net change in prices and production costs.....................        59,641                  (56,690)                 (22,193)
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................            --                       --                    5,486
Net changes in estimated future development costs.............        19,886                    8,990                   (6,212)
Revisions of quantity estimates...............................         8,479                     (750)                  (5,609)
Accretion of discount.........................................         2,197                    6,830                   10,720
Net change in income taxes....................................       (26,001)                  14,552                   17,857
Changes in production rates and other.........................        48,588                   (3,536)                 (10,270)
                                                                  ----------                ---------               ----------
Standardized measure -- end of year...........................    $  117,001                $  21,970               $   53,747
                                                                  ==========                =========               ==========
TOTAL
Standardized measure -- beginning of year.....................    $  299,933                $ 764,785               $1,062,949
Sales, net of production costs................................      (112,143)                (105,306)                (212,024)
Purchases of reserves in-place................................       224,251                    5,028                   18,293
Net change in prices and production costs.....................       499,256                 (522,708)                (603,833)
Extensions, discoveries and improved recovery, net of future
 production and development costs.............................        59,873                   46,713                  185,632
Net changes in estimated future development costs.............        39,891                   88,400                   81,394
Revisions of quantity estimates...............................       285,444                  (87,209)                  27,749
Accretion of discount.........................................        29,993                   90,111                  135,858
Net change in income taxes....................................      (237,449)                 136,322                  159,309
Sales of reserves in-place....................................      (151,348)                    (356)                  (1,598)
Changes in production rates and other.........................        69,472                 (115,847)                 (88,944)
                                                                  ----------                ---------               ----------
Standardized measure -- end of year...........................    $1,007,173                $ 299,933               $  764,785
                                                                  ==========                =========               ==========

                             NUEVO ENERGY COMPANY

SELECTED QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED):


                                                                     Quarter Ended (2)
                                                  --------------------------------------------------------
                                                  March 31,     June 30,    September 30,    December 31,
                                                     1999         1999           1999            1999
                                                  ----------   ----------   --------------   -------------
Revenues.......................................    $126,643     $ 52,860         $ 70,248        $ 82,484
Operating (loss) earnings......................    $(11,803)    $ (8,125)        $ 15,554        $ 21,943
Net income (loss) (4)..........................    $ 31,342     $(15,558)        $ (2,756)       $ 18,414
Earnings (loss) per Common share -- Basic......    $   1.58     $  (0.78)        $  (0.14)       $   1.00
Earnings (loss) per Common share -- Diluted....    $   1.58     $  (0.78)        $  (0.14)       $   0.99

                                                                      Quarter Ended (2)
                                                  -------------------------------------------------------
                                                  March 31,     June 30,    September 30,    December 31,
                                                     1998         1998           1998            1998
                                                  ----------   ----------   --------------   -------------
Revenues.......................................    $ 67,661     $ 61,512         $ 65,966        $ 57,564
Operating earnings (loss) (1)..................    $  4,011     $  3,317         $ (5,369)       $(66,858)
Net loss (1) (3)...............................    $ (6,582)    $ (7,622)        $(11,245)       $(68,823)
Loss per Common share -- Basic.................    $  (0.33)    $  (0.39)        $  (0.57)       $  (3.47)
Loss per Common share -- Diluted...............    $  (0.33)    $  (0.39)        $  (0.57)       $  (3.47)

_________
(1) Includes a fourth quarter charge of $68.9 million to record an impairment of oil and gas properties and a fourth quarter $3.7 million positive revision to a prior period impairment on assets held for sale.
(2) Certain reclassifications of prior period amounts have been made to conform with the current presentation.
(3) Includes a fourth quarter increase in the deferred tax asset valuation allowance of $16.9 million.
(4) Includes a fourth quarter decrease in the deferred tax asset valuation allowance of $15.9 million.

                             NUEVO ENERGY COMPANY


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

On March 29, 2000, the Company and Relational Investors, LLC agreed to terminate that Letter Agreement of March 1, 1999, and release each other from future obligations and duties set out therein, all of which is more particularly described in Exhibit 99(i).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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

        3.3  Bylaws of Nuevo Energy Company (Incorporated by reference from
             Exhibit 3.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999) .

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

       4.9 Release and Termination of Subsidiary Guarantees with respect to the 9 1/2% Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 4.11 of Form 10-K for the year ended December 31, 1997.)

       4.10 Second Supplemental Indenture to the Indenture dated April 1, 1996, dated August 9, 1999 between Nuevo Energy Company and State Street Bank and Trust Company - 9 1/2% Senior Subordinated Notes due 2006 (Incorporated by reference from Exhibit 4.10 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

       4.11 Indenture, dated as of August 20, 1999 between Nuevo Energy Company and State Street Bank Trust Company, as Trustee (Incorporated by reference from Exhibit 4.11 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

       4.12 Registration Agreement dated August 20, 1999, between Nuevo
            Energy Company, Banc of America Securities LLC and Salomon Smith Barney Inc. (Incorporated by reference from Exhibit 4.12 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).


(10)    Material Contracts.

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

                             NUEVO ENERGY COMPANY


       10.2 1990 Stock Option Plan of the Company, as amended (Incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-1 dated July 13, 1992).

       10.3 1993 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8
            (No. 333-21063) filed on February 4, 1997.

       10.4 1999 Stock Incentive Plan (Incorporated by reference from Exhibit 99.1) to Registration Statement on Form S-8 (No, 333-87899) filed on September 28, 1999).

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

       10.9 Third Amendment to Stock Purchase Agreement dated as of December 2, 1994, among APC, Walter Congo, Nuevo Congo, Walter Holdings, Nuevo Holding, Walter and Nuevo. (Incorporated by reference from
            Exhibit 2.4 to Form 8-K dated March 10, 1995.

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

                             NUEVO ENERGY COMPANY


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

      10.21 Employment Agreement with Douglas L. Foshee. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1997.)

      10.22 Employment Agreement with Robert M. King. (Incorporated by Reference from Exhibit 10.24 to Form 10-K for the year ended December 31,
            1998).

      10.23 Employment Agreement with Dennis Hammond. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997.)

      10.24 Employment Agreement with Michael P. Darden. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 1998).

      10.25 Purchase and sale agreement dated October 16, 1998 between Nuevo Energy Company (Seller) and Samson Lone Star Limited Partnership (Buyer). (Incorporated by reference from Exhibit 10.28 to Form 10-K for the year ended December 31, 1998).

      10.26 Master Services Agreement among the Company and Torch Energy Advisors Incorporated, Torch Operating Company, Torch Energy Marketing, Inc., and Novistar, Inc. dated January 1, 1999. (Incorporated by reference from Exhibit 10.29 to Form 10-K for the year ended December 31, 1998).

      10.27 Employment Agreement with Bruce Murchison dated June 1, 1999. (Incorporated by reference from Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 1999).

      10.28 Employment Agreement with John P. McGinnis dated July 15, 1999. (Incorporated by reference from Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 1999).

      10.29 Crude Oil Purchase Agreement dated February 4, 2000 between Nuevo Energy Company and Tosco Corporation. (Incorporated by reference from Exhibit 10.1 to Form 8-K dated March 23, 2000).


(21) Subsidiaries of the Registrant

(23) Consents of experts and counsel:

23.1    Consent of KPMG LLP

                             NUEVO ENERGY COMPANY


(b)    Reports on Form 8-K:

1. A Current Report on Form 8-K, dated December 16, 1999, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits was filed on December 16, 1999.

2. A Current Report on Form 8-K, dated December 20, 1999, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits was filed on December 21, 1999.

(27) Financial Data Schedule

(99) Additional Exhibits

     (i) Termination of March 1, 1999 Letter Agreement, dated March 29, 2000, between the Company and Relational Investors, LLC.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NUEVO ENERGY COMPANY
                              --------------------
                                  (Registrant)

Date:           March 29, 2000        By: /s/Douglas L. Foshee
            ------------------           ---------------------
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


By: /s/ Douglas L. Foshee                       Date:   March 29, 2000
   -----------------------                           ---------------------
   Douglas L. Foshee
   Chairman of the Board of Directors,
   President and Chief Executive Officer
   (Principal Executive Officer)


By: /s/ Robert M. King                          Date:   March 29, 2000
   -----------------------                           ----------------------
   Robert M. King
   Senior Vice President and
   Chief Financial Officer
   (Principal Financial Officer)


By: /s/ Sandra D. Kraemer                       Date:   March 29, 2000
   ------------------------                          -----------------------
   Sandra D. Kraemer
   Controller (Principal Accounting Officer)


By: /s/ Robert L. Gerry III                     Date:   March 29, 2000
   ------------------------                          -----------------------
   Robert L. Gerry III
   Director



By:/s/ Gary R. Petersen                         Date:   March 29, 2000
   ------------------------                          -----------------------
   Gary R. Petersen
   Director


By: /s/ Thomas D. Barrow                        Date:   March 29, 2000
   ------------------------                          -----------------------
   Thomas D. Barrow
   Director


By:/s/ Isaac Arnold, Jr.                        Date:   March 29, 2000
   ------------------------                          -----------------------
   Isaac Arnold, Jr.
   Director


By: /s/ David Ross III                          Date:   March 29, 2000
   ------------------------                          -----------------------
   David Ross III
   Director


By: /s/ Robert W. Shower                        Date:   March 29, 2000
   ------------------------                          -----------------------
   Robert W. Shower
   Director


By: /s/ Charles M. Elson                        Date:   March 29, 2000
   ------------------------                          -----------------------
   Charles M. Elson
   Director


By: /s/ David H. Batchelder                     Date:   March 29, 2000
   ------------------------                          -----------------------
   David H. Batchelder
   Director