Form 10-Q
period 2000-03-31
NUEVO ENERGY CO
filed 2000-05-15
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

                                 Yes    X           No
                                    -------           _____

As of May 10, 2000, the number of outstanding shares of the Registrant's common stock was 17,600,635.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                                                   PAGE
                                                                                                   NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

 Condensed Consolidated Balance Sheets:
  March 31, 2000 (Unaudited) and December 31, 1999...................................................   3
 Condensed Consolidated Statements of Operations (Unaudited):
  Three months ended March 31, 2000 and March 31, 1999...............................................   5
 Condensed Consolidated Statements of Cash Flows (Unaudited):
  Three months ended March 31, 2000 and March 31, 1999...............................................   6
 Notes to Condensed Consolidated Financial Statements (Unaudited)....................................   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..................................  22


PART II. OTHER INFORMATION...........................................................................  23


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                 ASSETS
                                 ------


                                                         March 31, 2000    December 31, 1999
                                                         ---------------   ------------------
                                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents............................       $    3,746           $   10,288
 Accounts receivable..................................           35,070               45,004
 Product inventory....................................            6,082                4,610
 Prepaid expenses and other...........................            3,690                6,389
                                                             ----------           ----------
   Total current assets...............................           48,588               66,291
                                                             ----------           ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land.................................................           51,017               51,017
 Oil and gas properties (successful efforts method)...        1,015,432            1,002,779
 Gas plant facilities.................................           12,020               12,140
 Other facilities.....................................           12,271               11,874
                                                             ----------           ----------
                                                              1,090,740            1,077,810
 Accumulated depreciation, depletion and
   amortization.......................................         (445,588)            (429,349)
                                                             ----------           ----------
                                                                645,152              648,461
                                                             ----------           ----------
DEFERRED TAX ASSETS, NET..............................           23,415               24,005

OTHER ASSETS..........................................           20,715               21,273
                                                             ----------           ----------
                                                             $  737,870           $  760,030
                                                             ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS -Continued
                   (Amounts in Thousands, Except Share Data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                                                 March 31, 2000    December 31,1999
                                                                                                 ---------------   -----------------
                                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable............................................................................         $ 13,195            $ 20,492
  Accrued interest............................................................................            8,431               2,353
  Accrued liabilities.........................................................................           28,677              37,755
  Current maturities of long-term debt........................................................              375                 750
                                                                                                       --------            --------
      Total current liabilities...............................................................           50,678              61,350
                                                                                                       --------            --------
 LONG-TERM DEBT, NET OF CURRENT MATURITIES....................................................          338,752             340,750

OTHER LONG-TERM LIABILITIES...................................................................            8,914               9,292

CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I...............................................................          115,000             115,000

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value, 50,000,000 shares authorized, 20,548,271 and 20,437,371
   shares issued at March 31, 2000 and December 31, 1999, respectively........................              205                 204

  Additional paid-in capital..................................................................          359,761             357,855

  Treasury stock, at cost, 2,961,996 and 2,430,074 shares, at
  March 31, 2000 and December 31, 1999, respectively..........................................          (61,120)            (49,605)

  Stock held by benefit trust, 155,482 and 75,904 shares, at
  March 31, 2000 and December 31, 1999, respectively..........................................           (3,283)             (3,184)

  Deferred stock compensation.................................................................             (266)               (216)

  Accumulated deficit.........................................................................          (70,771)            (71,416)
                                                                                                       --------            --------
      Total stockholders' equity..............................................................          224,526             233,638
                                                                                                       --------            --------
                                                                                                       $737,870            $760,030
                                                                                                       ========            ========



    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2000           1999
                                                 ------------    ------------
REVENUES:
 Oil and gas revenues............................   $70,729         $ 43,464
 Gain on sale of assets, net.....................       140           81,699
 Interest and other income.......................       626            1,480
                                                    -------         --------
                                                     71,495          126,643
                                                    -------         --------
COSTS AND EXPENSES:
 Lease operating expenses........................    31,111           29,914
 Exploration costs...............................     3,254            2,125
 Depreciation, depletion and amortization........    16,241           23,320
 General and administrative expenses.............     5,372            3,832
 Outsourcing fees................................     3,333            3,210
 Interest expense................................     8,290            7,999
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............     1,653            1,653
 Other expense...................................     1,160            2,522
                                                    -------         --------
                                                     70,414           74,575
                                                    -------         --------
Income before income taxes.......................     1,081           52,068

Provision for income taxes.......................       436           20,726
                                                    -------         --------
NET INCOME.......................................   $   645         $ 31,342
                                                    =======         ========
EARNINGS PER SHARE:

Basic:
Earnings per common share........................     $0.04            $1.58
                                                    =======         ========

Weighted average common shares outstanding.......    17,814           19,840
                                                    =======         ========
DILUTED:
Earnings per common share........................     $0.04            $1.58
                                                    =======         ========
Weighted average common and dilutive potential
common shares outstanding........................    18,209           19,840
                                                    =======         ========



     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)




                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................... $    645           $  31,342
  Adjustments to reconcile net income to
   net cash provided by/(used in) operating activities:
     Depreciation, depletion and amortization.................   16,241              23,320
     Gain on sale of assets, net..............................     (140)            (81,699)
     Dry hole costs...........................................      (44)                827
     Amortization of other costs..............................      444                 405
     Deferred taxes...........................................      796              14,626
     Appreciation of deferred compensation plan...............      432                 152
     Mark to market of liability management swap..............      781                 ---
     Other....................................................       33                 ---
                                                               --------           ---------
                                                                 19,188             (11,027)
  Changes in assets and liabilities:
   Accounts receivable........................................    9,934                 334
   Accounts payable and accrued liabilities...................  (10,297)             (4,287)
   Other......................................................     (251)              4,548
                                                               --------           ---------
  NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES.........   18,574             (10,432)
                                                               --------           ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties........................  (12,223)            (15,630)
   Additions to gas plant facilities..........................     (126)               (494)
   Additions to other facilities..............................     (398)             (1,057)
   Proceeds from sales of properties..........................      ---             192,583
                                                               --------           ---------
  NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES.........  (12,747)            175,402
                                                               --------           ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings...................................    8,025              86,590
   Payments of long-term debt.................................  (10,398)           (140,415)
   Treasury stock purchases...................................  (11,614)                ---
   Proceeds from issuance of common stock.....................    1,618                 ---
                                                               --------           ---------
  NET CASH USED IN FINANCING ACTIVITIES.......................  (12,369)            (53,825)
                                                               --------           ---------
   Net (decrease)/increase in cash and cash equivalents.......   (6,542)            111,145
   Cash and cash equivalents at beginning of
    period....................................................   10,288               7,403
                                                               --------           ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $  3,746           $ 118,548
                                                               ========           =========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amounts capitalized)..................... $  1,769           $   2,306
    Income taxes.............................................. $    ---           $     ---


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 1999 Form 10-K of Nuevo Energy Company (the "Company").

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

   COMPREHENSIVE INCOME
   --------------------

   Comprehensive income includes net income and all changes in other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There are no differences between comprehensive income and net income for the periods presented.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $26.5 million and increased by $0.2 million in the first quarter of 2000 and 1999, respectively.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. This arrangement is in effect through February 26, 2001. Based on LIBOR rates in effect at March 31, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9 1/2 % to 6.13%, or 337 basis points. In addition, the swap arrangement also effectively hedges the price

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   at which these Notes can be repurchased by the Company. For the three months ended March 31, 2000, the Company recorded a negative market adjustment of $781,000 related to the change in the fair value of the Notes.

   For 2000, the Company entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At March 31, 2000, the market value of the hedge positions was a loss of approximately $48.0 million. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 ceiling on 2,800 BOPD for the period May 2000 through December 2000.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At March 31, 2000, the market value of these swaps was a loss of $24.6 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

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

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method.

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on available market information in its estimate of future net revenues.

3. DEFERRED TAX ASSETS
   -------------------

   The Company has deferred tax assets, net of valuation allowances, of $23.4 million and $24.0 million as of March 31, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

4. INDUSTRY SEGMENT INFORMATION
   ----------------------------

   As of March 31, 2000, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republic of Congo in West Africa (the "Congo").

                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                         2000       1999
                                                        -------   --------
     Sales to unaffiliated customers:
       Oil and gas - Domestic....................      $59,549   $ 39,803
       Oil and gas - International...............       11,180      3,661
                                                       -------   --------
     Total sales.................................       70,729     43,464
       Gain on sale of assets, net...............          140     81,699
       Other revenues............................          626      1,480
                                                       -------   --------
     Total revenues..............................      $71,495   $126,643
                                                       =======   ========

     Operating profit before income taxes:
       Oil and gas - Domestic (a)................      $17,879   $ 71,936
       Oil and gas - International...............        2,751     (1,963)
                                                       -------   --------
                                                        20,630     69,973
     Unallocated corporate expenses..............        9,606      8,253
     Interest expense............................        8,290      7,999
     Dividends on TECONS.........................        1,653      1,653
                                                       -------   --------
       Income before income taxes................      $ 1,081   $ 52,068
                                                       =======   ========

     Depreciation, depletion and amortization:
       Oil and gas - Domestic....................      $13,705   $ 21,147
       Oil and gas - International...............        2,169      1,798
       Other.....................................          367        375
                                                       -------   --------
                                                       $16,241   $ 23,320
                                                       =======   ========

(a) Includes an $80.3 million gain on sale of the East Texas gas properties for the three months ended March 31, 1999.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.  LONG-TERM DEBT
    --------------

    Long-term debt consists of the following (amounts in thousands):

                                                                                     March 31,               December 31,
                                                                                        2000                     1999
                                                                              -------------------       ------------------
9  1/2% Senior Subordinated Notes due 2008....................................           $257,310                 $257,310
9  1/2% Senior Subordinated Notes due 2006....................................              2,417                    2,440
Bank credit facility (a)......................................................             79,025                   81,000
OPIC credit facility..........................................................                375                      750
                                                                              -------------------       ------------------
        Total debt............................................................            339,127                  341,500
Less: current maturities......................................................               (375)                    (750)
                                                                              -------------------
Long-term debt................................................................           $338,752                 $340,750
                                                                              ===================       ==================

(a) Nuevo's Restated Credit Agreement dated June 30, 1999, provides for secured revolving credit availability of up to $400.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A. and Morgan Guaranty Trust Company of New York, until its expiration on April 1, 2003. In October 1999 and April 2000, the borrowing base on the Company's credit facility was determined to be $300.0 million. The Company was in compliance with all covenants as of March 31, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future. At March 31, 2000, outstanding borrowings under the revolving credit agreement were $71.0 million. Accordingly, $229.0 million of committed revolving credit capacity was unused and available at March 31, 2000. Additionally, Nuevo had $8.0 million of outstanding borrowings under an uncommitted line of credit.

    In May 2000, the Company announced that it has reached an agreement with a group of nine major U.S and international banks to amend and restate its credit facility, in order to make structural changes that increase the value of the facility to the Company. This amendment is expected to be finalized in the second quarter of 2000.

6.  EARNINGS PER SHARE COMPUTATION
    ------------------------------

    SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended March 31, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows:

                                                                       For the Three Months Ended March 31,
                                                            -----------------------------------------------------------
                                                                          2000                          1999
                                                            -----------------------------   ---------------------------
                                                                Income          Shares          Income         Shares
                                                            -------------   -------------   ------------   ------------
Earnings per Common share - Basic........................            $645          17,814        $31,342         19,840
Effect of dilutive securities:
Stock options............................................             ---             395            ---            ---
                                                                     ----          ------        -------         ------
Earnings per Common share - Diluted......................            $645          18,209        $31,342         19,840
                                                                     ====          ======        =======         ======

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7. CONTINGENCIES AND OTHER MATTERS
   -------------------------------

   The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis, based on the most recent estimate of $56.5 million, including interest; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest based on the most recent estimate of $40.8 million (gross); iii) failure to develop claiming damages including interest based on the most recent estimate of $106.3 million (gross); and iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

   The Company has been named as a defendant in certain other lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties present in any litigation. The Company is defending itself vigorously in all such matters.

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $1.6 million in 1999 and the remainder in 1998, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss; however, there is no certainty that any of the funds will be recovered.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

 8. CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS
    -----------------------------------------------

    In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

    In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $15.19 per Bbl on approximately 56% of its Congo production.

    The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl, with the excess over $9.00 per barrel, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production.

 9. SUBSEQUENT EVENT
    ----------------

    In May 2000, the Company sold certain of its non-core California properties for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 (See Note 1).

10. SHARE REPURCHASES
    -----------------

   In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of March 31, 2000, the Company has repurchased 2,610,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.75 per share.

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

   Capital Resources and Liquidity
   -------------------------------

   Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by (used in) operating activities was $18.6 million and $(10.4) million for the three months ended March 31, 2000 and 1999, respectively.
   The Company invested $12.2 million and $15.6 million in oil and gas properties for the three months ended March 31, 2000 and 1999, respectively.

   The current borrowing base on the Company's credit facility is $300.0 million. At March 31, 2000, outstanding borrowings under the revolving credit agreement were $71.0 million. Accordingly, $229.0 million of committed revolving credit capacity was unused and available at March 31, 2000. Additionally, Nuevo had $8.0 million of outstanding borrowings under an uncommitted line of credit. At March 31, 2000, the Company had a working capital deficit of $2.1 million.

   In May 2000, the Company announced that it has reached an agreement with a group of nine major U.S. and international banks to amend and restate its credit facility in order to make structural changes that increase the value of the facility to the Company. The banks, led by Bank of America, agreed to an amended facility with a face amount of $410 million. The amount can be expanded at Nuevo's option to an amount not to exceed $800 million, with increased commitments from existing banks, or with new commitments from additional banks. Concurrently, the bank group approved a $300.0 million borrowing base governing the availability under this new bank facility through October 2000. Subsequent semi-annual borrowing base redeterminations will require the consent of banks holding 60% of the total facility commitments, while an increase in the borrowing base will require the consent of banks holding 66 2/3% of the total facility commitments. The adjustments to the agreement include adding two years to the current three-year term, relaxing certain limitations on restricted payments, streamlining the borrowing base determination process and simplifying the administration of the facility with fewer banks.

   The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   CAPITAL EXPENDITURES
   --------------------

   The Company anticipates spending an additional $96.0 million on development activities and an additional $28.0 million on exploration activities and other capital projects during the remainder of the year.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first three months of 2000 and 1999 are as follows (amounts in thousands):

                                          For the Three Months Ended
                                                   March 31,
                             --------------------------------------------------
                                      2000                        1999
                             ----------------------      ----------------------

   Domestic                      $    12,400                 $     5,838
   International                       3,506                      10,580
                             ----------------            ----------------
     Total                       $    15,906                 $    16,418
                             ================            ================

   The following is a description of significant exploration and development activity during the first three months of 2000.

   Exploration Activity

   Domestic
   ---------
   There was no significant activity during the first quarter of 2000.

   International
   -------------

   In the first quarter of 2000, the Company completed its acquisition of the 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. The Company is currently interpreting the data, which is expected to be complete by the end of the second quarter. The Company currently plans to drill its first exploratory well on the concession late this year.

   Development Activity

   Domestic
   --------

   The Company drilled a total of 50 development wells in the first quarter of 2000, most of which relate to the interests acquired from Texaco in 1999.
   The Company completed the first phase of its development drilling program on its Cymric lease acquired from Texaco. This first phase included drilling 40 wells, all of which are currently producing at a combined rate of 3,200 barrels of oil per day ("BOPD"). The Company plans to begin the second phase of this development program in June 2000, which includes drilling an additional 60 wells. The Company expects this program to be completed by the end of the year. In addition to the development activity at Cymric, the Company successfully drilled two offshore wells at its Huntington Beach property. These two wells should be completed and placed in production in the second quarter of 2000.

   A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the first quarter of 2000, the Company completed the installation of its first cogeneration unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The completion of the cogeneration project should result in significant cost savings for the Brea Olinda property. Also, the Company is currently beginning construction of a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam operations and help reduce expenses in the long-term.

   International
   -------------
   There was no significant activity during the first quarter of 2000.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $26.5 million and increased by $0.2 million in the first quarter of 2000 and 1999, respectively.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. This arrangement is in effect through February 26, 2001. Based on LIBOR rates in effect at March 31, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9 1/2% to 6.13%, or 337 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. For the three months ended March 31, 2000, the Company recorded a negative market adjustment of $781,000 related to the change in the fair value of the Notes.

   For 2000, the Company entered into swap contracts on 16,500 BOPD, at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At March 31, 2000, the market value of the hedge positions was a loss of approximately $48.0 million. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 ceiling on 2,800 BOPD for the period May 2000 through December 2000.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At March 31, 2000, the market value of these swaps was a loss of $24.6 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   CONTINGENCIES AND OTHER MATTERS
   -------------------------------

   The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis, based on the most recent estimate of $56.5 million, including interest; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest based on the most recent estimate of $40.8 million (gross); iii) failure to develop claiming damages including interest based on the most recent estimate of $106.3 million (gross); and iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

   The Company has been named as a defendant in certain other lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the inherent uncertainties present in any litigation. The Company is defending itself vigorously in all such matters.

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $1.6 million in 1999 and the remainder in 1998, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss; however, there is no certainty that any of the funds will be recovered.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

   Contingent Payment and Price Sharing Agreements
   -----------------------------------------------

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

   In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $15.19 per Bbl on approximately 56% of its Congo production.

   The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl, with the excess over $9.00 per barrel, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production.

   RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

   SHARE REPURCHASES
   -----------------

   In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of March 31, 2000, the Company has repurchased 2,610,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.75 per share.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   DEFERRED INCOME TAXES
   ---------------------

   The Company has deferred tax assets, net of valuation allowances, of $23.4 million and $24.0 million as of March 31, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

   YEAR 2000
   ---------

   In 1998, the Company and its outside service provider, Torch Energy Advisers Incorporated ("Torch"), jointly developed a plan to address Nuevo's risks associated with the Year 2000 issues ("Y2K.") The plan grouped the risks associated with Y2K into three general areas: i) financial and administrative systems, ii) embedded systems in field process control units, and iii) third party exposures. The Company did not encounter any critical financial and administrative system or embedded system failures during the date roll over to the Year 2000, and has not experienced any disruptions of business activities as a result of Y2K failures encountered by third parties (customers, suppliers and service providers.) To date, the Company has not incurred, and does not expect to incur, any material expenditures in connection with identifying, assessing or remediating Y2K compliance issues.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2000 AND 1999)
------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                  Three Months
                                                                  Ended March 31,
                                                                  ----------------       %
                                                                                      Increase/
                                                                     2000     1999   (Decrease)
                                                                   ------   ------   ---------
Production:
     Oil and condensate - Domestic (MBBLS).....................     3,714    3,985       (7%)
     Oil and condensate - International (MBBLS)................       501      389       29%
                                                                   ------   ------
     Oil and condensate - Total (MBBLS)........................     4,215    4,374       (4%)

     Natural gas - Domestic/Total (MMCF).......................     3,995    4,092       (2%)

     Natural gas liquids - Domestic/Total (MBBLS)..............        41       43       (5%)

     Equivalent barrels of production - Domestic (MBOE)........     4,421    4,710       (6%)
     Equivalent barrels of production - International (MBOE)...       501      389       29%
                                                                   ------   ------
     Equivalent barrels of production - Total (MBOE)...........     4,922    5,099       (3%)

Average Sales Price:
     Oil and condensate - Domestic.............................    $13.13   $ 7.84       67%
     Oil and condensate - International........................    $22.32   $ 9.46      136%
     Oil and condensate - Total................................    $14.22   $ 7.99       78%

     Natural gas - Domestic/Total..............................    $ 2.42   $ 1.83       32%

Lease Operating Expense:
     Average unit production cost(1) per BOE - Domestic........    $ 6.28   $ 5.72       10%
     Average unit production cost(1) per BOE - International...    $ 6.69   $ 7.64      (12%)
     Average unit production cost(1) per BOE - Total...........    $ 6.32   $ 5.87        8%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the three months ended March 31, 2000, were $70.7 million, or 63% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 78% increase in realized oil prices and a 32% increase in realized gas prices. These increases were partially offset by a decrease in production, which was primarily attributable to less capital spending in 1999. First quarter 2000 oil price realizations reflect hedging losses of $26.5 million, or $6.29 per barrel.

Domestic: Oil and gas revenues for the three months ended March 31, 2000, were 50% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 67% improvement in average realized oil prices and a 32% improvement in average realized gas prices, partially offset by a 6% decrease in total production as a result of reduced capital spending in 1999. The realized oil price of $13.13 per barrel for the first quarter of 2000 includes negative hedging results of $7.50 per barrel of oil.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International: Oil revenues for the three months ended March 31, 2000, more than tripled as compared to the same period in 1999. This significant increase resulted from a 136% increase in oil price realizations to $22.32 per barrel, coupled with a 29% increase in oil production. The realized oil price for the first quarter of 2000 includes hedging gains of $2.70 per barrel of oil, compared to hedging gains of $0.49 per barrel in the first quarter of 1999.

Gain on Sale of Assets, net:

Gain on sale of assets for the three months ended March 31, 2000, was $140,000, representing positive revisions for accounting adjustments in connection with the Company's sale of certain oil and gas properties in 1999. Gain on sale of assets for the three months ended March 31, 1999, was $81.7 million, resulting from the Company's sale of its East Texas natural gas properties in January 1999.

Interest and Other Income:

Interest and other income for the three months ended March 31, 2000, is comprised of several individually insignificant items. Interest and other income for the three months ended March 31, 1999, includes $1.3 million associated with interest earned on an escrow account for the $100.0 million representing a portion of the proceeds from the sale of the East Texas natural gas properties, as well as several individually insignificant items.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the three months ended March 31, 2000, were $31.1 million, or 4% higher than for the three months ended March 31, 1999. Lease operating expenses per barrel of oil equivalent were $6.32 in the first quarter of 2000, compared to $5.87 in the same period in 1999. The per barrel increase is primarily due to the 3% decrease in total production, an increase in steam and workover costs, and a change in asset mix resulting from the June 1999 purchase of the Texaco properties, which have relatively higher operating costs.

Domestic: Lease operating expenses per barrel of oil equivalent ("BOE") were $6.28 in the first quarter of 2000, compared to $5.72 in the same period in 1999. Decreased production and higher steam and workover costs contributed to the higher lease operating expenses quarter over quarter.

International: Lease operating expenses per BOE were $6.69 in the first quarter of 2000, compared to $7.64 in the same period in 1999. The decrease in lease operating expenses per BOE is primarily attributable to the 29% increase in production.

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $3.3 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, exploration costs were comprised of $3.2 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect offshore Ghana), and $0.1 million in delay rentals. For the three months ended March 31, 1999, exploration costs were comprised of $0.8 million of dry hole costs, $0.8 million in G&G, $0.2 million in delay rentals and $0.3 million of other project costs.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the three months ended March 31, 2000, reflects a 30% decrease from the same period in 1999, due to a lower depletion rate, which primarily resulted from a significant increase in reserve estimates at year-end 1999 versus year-end 1998.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and Administrative Expenses:

General and administrative expenses were $5.4 million and $3.8 million in the three months ended March 31, 2000 and 1999, respectively. The 40% increase is due primarily to a $0.7 million increase in bonus accruals, as bonuses were not projected or accrued in the first quarter of 1999 and a $0.3 million increase in the fair market value of securities in the Company's deferred compensation plan. The remaining increase is made up of individually insignificant items.

Interest Expense:

Interest expense of $8.3 million for the three months ended March 31, 2000, increased 4% as compared to interest expense in the same period in 1999. The increase is primarily attributable to higher interest rates as the Company exchanged its 8 7/8% Senior Subordinated Notes for 9 1/2% Senior Subordinated Notes due 2008 in the third quarter of 1999.

Other Expense:

The 54% decrease in other expense from the first quarter of 1999 to the first quarter of 2000 is primarily due to fraud charges incurred in the first quarter of 1999. In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. This decrease was partially offset by a negative mark to market adjustment of $781,000 related to the Company's liability management swap (see Note 1 to the Notes to Condensed Consolidated Financial Statements) in the first quarter of 2000.

Net Income
----------

Net income of $645,000 million, $0.04 per common share - basic and diluted, was reported for the three months ended March 31, 2000, as compared to net income of $31.3 million, $1.58 per common share - basic and diluted, reported for the same period in 1999.

                             NUEVO ENERGY COMPANY
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7a in Nuevo's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

There are no material changes in market risks faced by the Company from those reported in Nuevo's Annual Report on Form 10-K for the year ended
December 31, 1999.

                             NUEVO ENERGY COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------
         See Note 7 to the Notes to Condensed Consolidated Financial Statements.

         On April 5, 2000, the Company filed a lawsuit against Exxon Mobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and Exxon Mobil each own a 50% interest in the Sacate Field, offshore Santa Barbara County, California. The Company has alleged that by grossly inflating the fee that Exxon Mobil insists the Company must pay to use an existing Exxon Mobil platform and production infrastructure, Exxon Mobil failed to submit a proposal for the development of the Sacate field consistent with the Unit Operating Agreement. The Company therefore believes that it has been denied a reasonable opportunity to exercise its rights under the Unit Operating Agreement. The Company has alleged that Exxon actions breach the Unit Operating Agreement and the covenant of good faith and fair dealing. The Company is seeking damages and a declaratory judgment as to the payment that must be made to access Exxon Mobil's platform and facilities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(A)  EXHIBITS

         27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K.

         1)  A Current Report on Form 8-K, dated February 23, 2000, reporting
             Item 5. Other Events and Item 7. Financial Statements and Exhibits were filed on February 23, 2000.

         2)  A Current Report on Form 8-K, dated February 4, 2000, reporting
             Item 5. Other Events and Item 7. Financial Statements and Exhibits were filed on March 6, 2000.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUEVO ENERGY COMPANY
                                    (Registrant)



Date:  May 15, 2000             By:/s/ Douglas L. Foshee
       ------------                ----------------------------
                                       Douglas L. Foshee
                                       Chairman, President and Chief Executive
                                       Officer


Date:  May 15, 2000             By:/s/ Robert M. King
       ------------                --------------------------
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer