Form 10-Q
period 2000-06-30
NUEVO ENERGY CO
filed 2000-08-14
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                 Yes   X           No____
                                    -------



As of August 10, 2000, the number of outstanding shares of the Registrant's common stock was 17,587,238.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets:
               June 30, 2000 (Unaudited) and December 31, 1999...................................    3
              Condensed Consolidated Statements of Operations (Unaudited):
               Three and six months ended June 30, 2000 and June 30, 1999........................    4
              Condensed Consolidated Statements of Cash Flows (Unaudited):
               Six months ended June 30, 2000 and June 30, 1999..................................    6
              Notes to Condensed Consolidated Financial Statements (Unaudited)...................    7


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 14


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk................................ 26


PART II. OTHER INFORMATION......................................................................... 27


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)

                                                          June 30, 2000    December 31, 1999
                                                          -------------    -----------------
                         ASSETS                            (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..............................  $     13,122        $   10,288
 Accounts receivable....................................        36,554            45,004
 Product inventory......................................        11,135             4,610
 Prepaid expenses and other.............................         4,961             6,389
                                                          ------------        ----------
   Total current assets.................................        65,772            66,291
                                                          ------------        ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land...................................................        51,017            51,017
 Oil and gas properties (successful efforts method).....     1,045,774         1,002,779
 Gas plant facilities...................................        12,020            12,140
 Other facilities.......................................        12,595            11,874
                                                          ------------        ----------
                                                             1,121,406         1,077,810
 Accumulated depreciation, depletion and amortization...      (461,191)         (429,349)
                                                          ------------        ----------
                                                               660,215           648,461
                                                          ------------        ----------
DEFERRED TAX ASSETS, NET................................        22,971            24,005
OTHER ASSETS............................................        20,284            21,273
                                                          ------------        ----------
                                                          $    769,242        $  760,030
                                                          ============        ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................  $     14,667        $   20,492
  Accrued interest......................................         2,474             2,353
  Accrued liabilities...................................        40,304            37,755
  Current maturities of long-term debt..................             -               750
                                                          ------------        ----------
      Total current liabilities.........................        57,445            61,350
                                                          ------------        ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES...............       363,227           340,750
OTHER LONG-TERM LIABILITIES.............................         8,447             9,292
CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I.........................       115,000           115,000
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 20,589,072 and 20,437,371 shares
   issued at June 30, 2000 and December 31, 1999,
   respectively.........................................           206               204
  Additional paid-in capital............................       360,397           357,855
  Treasury stock, at cost, 3,006,452 and 2,430,074
   shares, at June 30, 2000 and December 31, 1999,
   respectively.........................................       (61,935)          (49,605)
  Stock held by benefit trust, 161,026 and 75,904 shares,
   at June 30, 2000 and December 31, 1999,
   respectively.........................................        (3,395)           (3,184)
  Deferred stock compensation...........................          (233)             (216)
  Accumulated deficit...................................       (69,917)          (71,416)
                                                          ------------        ----------
      Total stockholders' equity........................       225,123           233,638
                                                          ------------        ----------
                                                          $    769,242        $  760,030
                                                          ============        ==========


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)



                                                Three Months Ended June 30,
                                                ---------------------------
                                                      2000      1999
                                                    -------   --------

REVENUES:
 Oil and gas revenues............................   $ 72,599   $ 52,876
 Gain on sale of assets, net.....................        366     (1,387)
 Interest and other income.......................        195      1,371
                                                    --------   --------
                                                      73,160     52,860
                                                    --------   --------
COSTS AND EXPENSES:
 Lease operating expenses........................     34,273     30,298
 Exploration costs...............................      1,488      7,874
 Depreciation, depletion and amortization........     15,582     22,937
 General and administrative expenses.............      4,101      3,367
 Outsourcing fees................................      3,430      3,636
 Interest expense................................      8,517      8,401
 Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............      1,653      1,653
 Other expense...................................      2,687        457
                                                    --------   --------
                                                      71,731     78,623
                                                    --------   --------

Income (loss) before income taxes................      1,429    (25,763)

Provision (benefit) for income taxes.............        575    (10,205)
                                                    --------   --------

NET INCOME (LOSS)................................   $    854   $(15,558)
                                                    ========   ========



EARNINGS (LOSS) PER SHARE:
Basic:
Earnings (loss) per common share.................   $   0.05   $  (0.78)
                                                    ========   ========

Weighted average common shares outstanding.......     17,587     19,853
                                                    ========   ========

DILUTED:
Earnings (loss) per common share.................   $   0.05   $  (0.78)
                                                    ========   ========

Weighted average common and dilutive potential
common shares outstanding........................     17,939     19,853
                                                    ========   ========




     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                      2000      1999
                                                    -------   --------

REVENUES:
 Oil and gas revenues............................   $143,328   $ 96,340
 Gain on sale of assets, net.....................        506     80,312
 Interest and other income.......................        821      2,851
                                                    --------   --------
                                                     144,655    179,503
                                                    --------   --------
COSTS AND EXPENSES:
 Lease operating expenses........................     65,384     60,212
 Exploration costs...............................      4,742      9,999
 Depreciation, depletion and amortization........     31,823     46,257
 General and administrative expenses.............      9,473      7,199
 Outsourcing fees................................      6,763      6,846
 Interest expense................................     16,807     16,400
 Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............      3,306      3,306
 Other expense...................................      3,847      2,979
                                                    --------   --------
                                                     142,145    153,198
                                                    --------   --------

Income before income taxes.......................      2,510     26,305

Provision for income taxes.......................      1,011     10,521
                                                    --------   --------

NET INCOME.......................................   $  1,499   $ 15,784
                                                    ========   ========



EARNINGS PER SHARE:
Basic:
Earnings per common share........................   $   0.08   $   0.80
                                                    ========   ========

Weighted average common shares outstanding.......     17,701     19,848
                                                    ========   ========

DILUTED:
Earnings per common share........................   $   0.08   $   0.79
                                                    ========   ========

Weighted average common and dilutive potential
common shares outstanding........................     18,074     19,915
                                                    ========   ========




     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)


                                                                Six Months Ended
                                                                   June 30,
                                                            --------------------------
                                                                2000        1999
                                                            ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................. $  1,499        $  15,784
  Adjustments to reconcile net income to
   net cash provided by/(used in) operating activities:
     Depreciation, depletion and amortization..............   31,823           46,257
     Gain on sale of assets, net...........................     (506)         (80,312)
     Dry hole costs........................................       89            7,297
     Amortization of other costs...........................      903              811
     Deferred taxes........................................    1,382            5,521
     Mark to market of deferred compensation plan..........       24              111
     Mark to market of liability management swap...........      371                -
     Other.................................................       66              120
                                                            --------        ---------
                                                              35,651           (4,411)
Changes in assets and liabilities:
    Accounts receivable....................................    8,450           (1,459)
    Accounts payable and accrued liabilities...............   (3,152)          (5,606)
    Other..................................................   (4,621)          (1,680)
                                                            --------        ---------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES........   36,328           13,156
                                                            --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties......................  (43,609)         (35,497)
  Acquisitions of oil and gas properties...................        -          (61,416)
  Additions to gas plant facilities........................     (126)            (674)
  Additions to other facilities............................     (721)          (2,434)
  Proceeds from sales of properties........................    1,297          199,663
                                                            --------        ---------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES........  (43,159)          99,642
                                                            --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.................................   32,500          120,090
  Deferred financing costs.................................   (1,634)               -
  Payments of long-term debt...............................  (10,773)        (160,340)
  Treasury stock purchases.................................  (12,540)               -
  Proceeds from issuance of common stock...............        2,112                -
                                                            --------        ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES....        9,665          (40,250)
                                                            --------        ---------
  Net increase in cash and cash equivalents...........         2,834           46,236
  Cash and cash equivalents at beginning of period....        10,288            7,403
                                                            --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............      $ 13,122        $  53,639
                                                            ========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amounts capitalized)..............      $ 15,782        $  15,646
   Income taxes.......................................      $      -        $   2,250


     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements in the 1999 Form 10-K of Nuevo Energy Company (the "Company").

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at June 30, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $24.8 million and $9.0 million in the second quarter of 2000 and 1999,
   respectively.   For the first six months of 2000 and 1999, oil and gas
   revenues were reduced by $51.3 million and $8.8 million, respectively, as a result of hedging transactions.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In February 2000, this arrangement was extended through February 26, 2001. Based on LIBOR rates in effect at June 30, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9 1/2 % to 7.03%, or 247 basis points. In addition, the swap arrangement also effectively

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

   sets the price at which the Company can repurchase these Notes. For the three and six months ended June 30, 2000, the Company recorded market adjustments of $410,000 and ($371,000), respectively, related to the change in the fair value of the Notes. In July 2000, a portion of this swap arrangement was settled on a notional amount of $5.0 million of the Notes. The Company will record a gain of approximately $100,000 as a result of this settlement.

   For 2000, the Company entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At June 30, 2000, the market value of the hedge positions was a loss of approximately $50.1 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. At June 30, 2000, the market value of these swaps was a loss of $40.7 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

3. DEFERRED TAX ASSETS
   -------------------

   The Company has deferred tax assets, net of valuation allowances, of $23.0 million and $24.0 million as of June 30, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


4. INDUSTRY SEGMENT INFORMATION
   ----------------------------

   As of June 30, 2000, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republic of Congo in West Africa (the "Congo").


                                                For the Six Months
                                                   Ended June 30,
                                               ---------------------
                                                  2000      1999
                                               -----------   --------
                                               (amounts in thousands)
   Sales to unaffiliated customers:
      Oil and gas - Domestic...................  $ 121,354   $ 85,425
      Oil and gas - International..............     21,974     10,915
                                                  --------   --------
   Total sales.................................    143,328     96,340
      Gain on sale of assets, net..............        506     80,312
      Other revenues...........................        821      2,851
                                                 ---------   --------
   Total revenues..............................  $ 144,655   $179,503
                                                 =========   ========

   Operating profit before income taxes:
      Oil and gas - Domestic (a)...............   $ 35,399   $ 61,516
      Oil and gas - International..............      7,219       (806)
                                                  --------   --------
                                                    42,618     60,710
   Unallocated corporate expenses..............     19,995     14,699
   Interest expense............................     16,807     16,400
   Dividends on TECONS.........................      3,306      3,306
                                                  --------   --------
      Income before income taxes...............   $  2,510   $ 26,305
                                                  ========   ========

   Depreciation, depletion and amortization:
      Oil and gas - Domestic...................   $ 26,854   $ 41,651
      Oil and gas - International..............      4,236      3,855
      Other....................................        733        751
                                                  --------   --------
                                                  $ 31,823   $ 46,257
                                                  ========   ========

   (a) Includes an $80.3 million gain on sale of the East Texas gas properties for the six months ended June 30, 1999.

5. LONG-TERM DEBT
   --------------

   Long-term debt consists of the following (amounts in thousands):

                                                         June 30,   December 31,
                                                           2000        1999
                                                        ---------   -----------
   9 1/2% Senior Subordinated Notes due 2008........... $ 257,310   $  257,310
   9 1/2% Senior Subordinated Notes due 2006...........     2,417        2,440
   Bank credit facility (a)............................   103,500       81,000
   OPIC credit facility................................         -          750
                                                        ---------   ----------
        Total debt.....................................   363,227      341,500
   Less: current maturities............................         -         (750)
                                                        ---------   ----------
   Long-term debt...................................... $ 363,227   $  340,750
                                                        =========   ==========


(a) Nuevo's Third Restated Credit Agreement dated June 7, 2000, provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal, until its expiration on June 7,

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

     2005. The borrowing base on the Company's credit facility is subject to a semi-annual borrowing base determination on March 1 and September 1 of each year, beginning September 1, 2000. The borrowing base at June 30, 2000, was $300.0 million. The Company was in compliance with all covenants as of June 30, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future. At June 30, 2000, outstanding borrowings under the revolving credit agreement and an uncommitted line of credit were $103.5 million. Accordingly, $196.5 million of credit capacity was unused and available at June 30, 2000.

6. EARNINGS PER SHARE COMPUTATION
   ------------------------------

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended June 30, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows (amounts in thousands):

                                                                        For the Three Months Ended June 30,
                                                              ------------------------------------------------------
                                                                        2000                        1999
                                                              -----------------------   ----------------------------
                                                                Income       Shares        Income          Shares
                                                              ----------   ----------   ------------    ------------
   Earnings per Common share - Basic........................  $      854       17,587   $    (15,558)         19,853
   Effect of dilutive securities:
   Stock options............................................         ---          352            ---             ---
                                                              ----------   ----------   ------------    ------------
   Earnings per Common share - Diluted......................  $      854       17,939   $    (15,558)         19,853
                                                              ==========   ==========   ============    ============

                                                                         For the Six Months Ended June 30,
                                                              ------------------------------------------------------
                                                                        2000                        1999
                                                              -----------------------   ----------------------------
                                                                Income       Shares        Income          Shares
                                                              ----------   ----------   ------------    ------------
   Earnings per Common share - Basic........................  $    1,499       17,701   $     15,784          19,848
   Effect of dilutive securities:
   Stock options............................................         ---          373            ---              67
                                                              ----------   ----------   ------------    ------------
   Earnings per Common share - Diluted......................  $    1,499       18,074   $     15,784          19,915
                                                              ==========   ==========   ============    ============


7. CONTINGENCIES AND OTHER MATTERS
   -------------------------------

   The Company had been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. On June 9, 2000, the parties entered into a memorandum of settlement agreement, pursuant to which the lawsuit would be dismissed (subject to and upon execution of final settlement documents), the defendants would pay the plaintiffs $12.0 million and the lease agreement would be amended. Nuevo's working interest in these properties is 20%, and its share of the settlement payment is approximately $2.4 million.

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

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $1.6 million in 1999 and the remainder in 1998, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and,

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

   where appropriate, strengthened its internal control procedures. As a result of ongoing negotiations, the Company is confident that it will recoup a portion of the loss.

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

8. CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS
   -----------------------------------------------

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75 per Bbl. under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl. on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl. weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl. or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

    In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $15.19 per Bbl. on approximately 56% of its Congo production.

    The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest in this field from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl., with the excess over $9.00 per Bbl., if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl. on approximately 34% of its net Point Pedernales production.

9.  DIVESTITURES
    ------------

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

10. SHARE REPURCHASES
    -----------------

    In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of June 30, 2000, the Company had repurchased 2,660,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.79 per share.

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

   Capital Resources and Liquidity
   -------------------------------

   Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by (used in) operating activities was $36.3 million and $(13.2) million for the six months ended June 30, 2000 and 1999, respectively. The Company invested $43.6 million and $35.5 million in oil and gas properties for the six months ended June 30, 2000 and 1999, respectively.

   The current borrowing base on the Company's credit facility is $300.0 million. At June 30, 2000, outstanding borrowings under the revolving credit agreement and an uncommitted line of credit were $103.5 million. Accordingly, $196.5 million of credit capacity was unused and available at June 30, 2000. At June 30, 2000, the Company had working capital of $8.3 million.

   On June 7, 2000, the Company entered into its Third Restated Credit Agreement, which provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal, until its expiration on June 7, 2005. The borrowing base on the Company's credit facility is subject to a semi-annual borrowing base determination on March 1 and September 1 of each year, beginning September 1, 2000. The borrowing base at June 30, 2000, was $300.0 million. The Company was in compliance with all covenants as of June 30, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future. Subsequent semi-annual borrowing base redeterminations will require the consent of banks holding 60% of the total facility commitments, while an increase in the borrowing base will require the consent of banks holding 66 2/3% of the total facility commitments.

   In July 2000, the Company announced that it no longer expects that its Brea Highlands residential development will receive entitlement from the City of Brea, California by the end of 2000. The Company had planned to sell or joint venture this property upon completion of the entitlement process. This expected delay results from a political initiative that, if passed, will subject certain future development projects, such as Brea Highlands, to a public vote. Because of this delay, the Company plans to defer $20.0 million of its $140.0 million 2000 capital budget. The revised 2000 capital budget of $120.0 million is designed to preserve the Company's financial condition and liquidity.

   The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   CAPITAL EXPENDITURES
   --------------------

   As mentioned above, the Company plans to defer $20.0 million of its $140.0 million 2000 capital budget, as a result of expected delays in the potential sale or joint venture of a real estate development. Under the revised 2000 capital budget of $120.0 million, the Company anticipates spending approximately $58.0 million on development activities and approximately $15.0 million on exploration activities and business development projects during the remainder of the year.

   Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first six months of 2000 and 1999 are as follows (amounts in thousands):

                                             For the Six Months Ended
                                                     June 30,
                                             ------------------------
                                                2000           1999
                                             ---------       --------

        Domestic                             $  44,063       $ 17,274
        International                            4,515         19,421
                                             ---------       --------
           Total                             $  48,578       $ 36,695
                                             =========       ========

   The following is a description of significant exploration and development activity during the first six months of 2000.

   Exploration Activity

   Domestic
   ---------
   There was no significant activity during the first half of 2000.

   International
   -------------

   In the first half of 2000, the Company completed its acquisition and processing of a 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. The Company currently plans to drill its first exploratory well on the concession late this year.

   In June 2000, the Company acquired interests in two exploration permits in the Republic of Tunisia, North Africa, that offer large reserve potential within world-class proven hydrocarbon trends and add 1.3 million acres to the Company's international portfolio. The first of these permits is the 171,000-acre Alyane Permit located offshore Tunisia in the Gulf of Gabes. The Company will own a 100% interest and act as operator of the block. The Alyane Permit lies directly within the prolific nummulite limestone trend where many of Tunisia's and Libya's largest fields have been discovered. These fields, which include, among others, Hasdrubal, Salambo, Bouri and Ashtart, have estimated recoverable reserves which total over 1.5 billion barrels of oil equivalent.

   The Convention and Joint Venture Agreement for the Alyane Permit call for an initial term of four years, followed by two optional three-year terms. Nuevo's work commitment requires shooting 3-D seismic and drilling one exploratory well on the Alyane Permit in the initial term. The Company plans to explore the Alyane Permit aggressively and will acquire 3-D seismic data in mid 2001 with the aim of drilling its first exploratory well in 2002. Nuevo anticipates formal government approval of the Convention and Joint Venture Agreement in September 2000.

   Nuevo has also acquired a 10.42% interest from Bligh Tunisia Inc. in the 1.1-million-acre Anaguid Permit located onshore southern Tunisia in the Ghadames Basin. Operated by Anadarko Petroleum Company, this permit is on trend with Anadarko's prolific Hassi Berkine complex located to the west in Algeria. Under the

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   current work commitment, the partners must drill one exploration well on the Anaguid Permit by December 2001. In addition, the partners will reprocess all existing seismic data and acquire new 2-D seismic data during 2000. Following the expiration of the current work commitment term in December 2001, the final renewal phase requires the drilling of one exploration well on the Anaguid Permit during the 2 1/2-year term. Nuevo expects to receive government approval of this acquisition in September 2000.

   In addition to acquiring its interests in the Anaguid and Alyane Permits, Nuevo has increased its existing 17.5% interest in the 900,000-acre Fejaj Permit onshore Tunisia by acquiring an additional 20% interest from Bligh Tunisia Inc. Nuevo and its partners plan to re-enter and deepen the Chott Fejaj #3 well on the Fejaj Permit to test a sub-salt prospect. The Chott Fejaj #3 well was drilled initially to the top of salt in 1998.

   Development Activity

   Domestic
   --------

   The Company drilled a total of 103 development wells in the first half of 2000, most of which relate to the interests acquired from Texaco in 1999.
   The Company completed the first phase of its development-drilling program on its Cymric lease acquired from Texaco, which included drilling 40 wells. The Company began the second phase of this development program in June 2000, which includes drilling an additional 60 wells. The Company expects this program to be completed by the end of first quarter 2001. The wells drilled to date are currently producing at a combined rate of 3,000 barrels of oil per day ("BOPD"). In total, the Company drilled 54 wells on its Cymric lease (four of which were horizontal wells), 17 wells on its Belridge lease (seven of which were horizontal wells), and 29 wells at Midway Sunset.
   Additionally, 49 injectors have been drilled to support the production from these fields. In addition to the development activity at Cymric, the Company successfully drilled two offshore wells at its Huntington Beach property. These two wells have been completed and are producing 350 BOPD.

   A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the second quarter of 2000, the Company completed the installation of its first self-generation unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The completion of the self-generation project should result in significant cost savings for the Brea Olinda property. A second unit should be installed and online by year-end 2000. Also, the Company is currently constructing a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam operations and help reduce expenses in the long-term.

   International
   -------------
   There was no significant activity during the first half of 2000.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at June 30, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $24.8 million and $9.0 million in the second quarter of 2000 and 1999,
   respectively.   For the first six months of 2000 and 1999, oil and gas
   revenues were reduced by $51.3 million and $8.8 million, respectively, as a result of hedging transactions.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In February 2000, this arrangement was extended through February 26, 2001. Based on LIBOR rates in effect at June 30, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9 1/2 % to 7.03%, or 247 basis points. In addition, the swap arrangement also effectively sets the price at which the Company can repurchase these Notes. For the three and six months ended June 30, 2000, the Company recorded market adjustments of $410,000 and ($371,000), respectively, related to the change in the fair value of the Notes. In July 2000, a portion of this swap arrangement was settled on a notional amount of $5.0 million of the Notes. The Company will record a gain of approximately $100,000 as a result of this settlement.

   For 2000, the Company entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At June 30, 2000, the market value of the hedge positions was a loss of approximately $50.1 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. At June 30, 2000, the market value of these swaps was a loss of $40.7 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   CONTINGENCIES AND OTHER MATTERS
   -------------------------------

   The Company had been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. On June 9, 2000, the parties entered into a memorandum of settlement agreement, pursuant to which the lawsuit would be dismissed (subject to and upon execution of final settlement documents), the defendants would pay the plaintiffs $12.0 million and the lease agreement would be amended. Nuevo's working interest in these properties is 20%, and its share of the settlement payment is approximately $2.4 million.

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

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $1.6 million in 1999 and the remainder in 1998, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal
   control procedures.   As a result of ongoing negotiations, the Company is
   confident that it will recoup a portion of the loss.

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

   Contingent Payment and Price Sharing Agreements
   -----------------------------------------------

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75 per Bbl. under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl. on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl. weighted average for all the properties

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl. or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

   In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $15.19 per Bbl. on approximately 56% of its Congo production.

   The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest in this field from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl., with the excess over $9.00 per Bbl., if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl. on approximately 34% of its net Point Pedernales production.

   RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
   This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   SHARE REPURCHASES
   -----------------

   In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of June 30, 2000, the Company has repurchased 2,660,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.79 per share.

   DEFERRED INCOME TAXES
   ---------------------

   The Company has deferred tax assets, net of valuation allowances, of $23.0 million and $24.0 million as of June 30, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

   RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2000 AND 1999)
   -----------------------------------------------------------------

   The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                   Three Months
                                                                  Ended June 30,
                                                                  ---------------        %
                                                                                     Increase/
                                                                   2000     1999    (Decrease)
                                                                  ------   ------   ----------
   PRODUCTION:
     Oil and condensate - Domestic (MBBL.S)....................    3,640    3,831          (5%)
     Oil and condensate - International (MBBL.S)...............      477      459           4%
                                                                  ------   ------
     Oil and condensate - Total (MBBL.S).......................    4,117    4,290          (4%)

     Natural gas - Domestic (MMCF).............................    3,816    4,135          (8%)

     Natural gas liquids - Domestic (MMCF).....................       44       50         (12%)

     Equivalent barrels of production - Domestic (MBOE)........    4,320    4,570          (5%)
     Equivalent barrels of production - International (MBOE)...      477      459           4%
                                                                  ------   ------
     Equivalent barrels of production - Total (MBOE)...........    4,797    5,029          (5%)

   AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................   $13.12   $ 9.50          38%
     Oil and condensate - International........................   $22.63   $15.73          44%
     Oil and condensate - Total................................   $14.23   $10.17          40%

     Natural gas - Domestic....................................   $ 3.43   $ 1.92          79%

   LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........   $ 7.12   $ 5.90          21%
     Average unit production cost(1) per BOE - International...   $ 7.37   $ 7.28           1%
     Average unit production cost(1) per BOE - Total...........   $ 7.14   $ 6.02          19%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the three months ended June 30, 2000, were $72.6 million, or 37% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 40% increase in realized oil prices and a 79% increase in realized gas prices. These increases were partially offset by a decrease in production, which was primarily attributable to asset sales, production interruptions due to pump replacements and power shortages (brown-outs) in California during recent periods of extreme temperatures, and reduced capital spending in 1999. Second quarter 2000 oil price realizations reflect hedging losses of $24.8 million, or $6.03 per barrel.

Domestic: Oil and gas revenues for the three months ended June 30, 2000, were 35% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 38% improvement in average realized oil prices and a 79% improvement in average realized gas prices, partially offset by a 5% decrease in total production. The Company experienced several production interruptions in the second quarter of 2000 as a result of pump replacements and brown-outs in California during recent periods of extreme temperatures. The realized oil price of $13.12 per barrel for the second quarter of 2000 includes negative hedging results of $7.01 per barrel of oil, compared to negative hedging results of $2.51 per barrel of oil for the second quarter of 1999.

International: Oil revenues for the three months ended June 30, 2000, increased 49% as compared to the same period in 1999. This increase resulted from a 44% increase in oil price realizations to $22.63 per barrel, coupled with a 4% increase in oil production. The realized oil price for the second quarter of 2000 includes hedging gains of $1.44 per barrel of oil, compared to hedging gains of $1.39 per barrel in the second quarter of 1999.

Gain on Sale of Assets, net:

The net gain on sale of assets for the three months ended June 30, 2000, was $366,000, primarily representing a gain on the sale of certain non-core California properties (see Note 9 to the Notes to Condensed Consolidated Financial Statements). Gain on sale of assets, net, for the three months ended June 30, 1999, was $(1.4) million, representing a negative revision for final accounting adjustments in connection with the Company's sale of its East Texas natural gas properties in January 1999.

Interest and Other Income:

Interest and other income for the three months ended June 30, 2000, is comprised of several individually insignificant items. Interest and other income for the three months ended June 30, 1999, includes $1.1 million associated with interest earned on an escrow account for the $100.0 million representing a portion of the proceeds from the sale of the East Texas natural gas properties, as well as several individually insignificant items.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the three months ended June 30, 2000, were $34.3 million, or 13% higher than for the three months ended June 30, 1999. Lease operating expenses per barrel of oil equivalent ("BOE") were $7.14 in the second quarter of 2000, compared to $6.02 in the same period in 1999. The increase is primarily due to a $4.3 million increase in steam costs resulting from higher natural gas prices, as well as lower production.

Domestic: Lease operating expenses per BOE were $7.12 in the second quarter of 2000, compared to $5.90 in the same period in 1999. Higher steam costs and decreased production contributed to the higher lease operating expenses per BOE quarter over quarter.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $1.5 million and $7.9 million for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, exploration costs were comprised of $0.6 million in G&G (primarily for consulting costs and 3-D seismic processing in the Accra-Keta prospect offshore Ghana), $0.1 million in dry hole costs, $0.2 million in delay rentals, and $0.6 million of other project costs. For the three months ended June 30, 1999, exploration costs were comprised of $6.5 million of dry hole costs (for the Cree Fee 1A well on the Midway Peak prospect in California), $0.7 million in G&G, $0.1 million in delay rentals and $0.6 million of other project costs.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the three months ended June 30,
2000, reflects a 32% decrease from the same period in 1999.   This decrease was
driven by a lower depletion rate, which primarily resulted from a significant increase in reserve estimates attributable to higher commodity prices at year-end 1999 versus year-end 1998.

General and Administrative Expenses:

General and administrative expenses were $4.1 million and $3.4 million in the three months ended June 30, 2000 and 1999, respectively. The 22% increase is due primarily to a $0.9 million increase in bonus accruals, as bonuses were not projected or accrued in the second quarter of 1999, offset by a $0.4 million decrease in the fair market value of securities in the Company's deferred compensation plan. The remaining increase is made up of individually insignificant items.

Other Expense:

The $2.2 million increase in other expense from the second quarter of 1999 to the second quarter of 2000 is primarily due to a $2.0 million accrual for a lawsuit settlement (see Note 7 to the Notes to Condensed Consolidated Financial Statements) and $0.7 million in costs to evaluate potential business transactions. This increase was partially offset by a positive mark to market adjustment of $0.4 million related to the Company's liability management swap (see Note 1 to the Notes to Condensed Consolidated Financial Statements) in the second quarter of 2000.

Net Income (Loss)
-----------------

Net income of $854,000, $0.05 per common share - basic and diluted, was reported for the three months ended June 30, 2000, as compared to a net loss of $15.6 million, $0.78 per common share - basic and diluted, reported for the same period in 1999.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2000 AND 1999)
---------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                         Six Months
                                                                        Ended June 30,
                                                                      ------------------     %
                                                                                          Increase/
                                                                        2000      1999   (Decrease)
                                                                      ------   -------   ---------
PRODUCTION:
     Oil and condensate - Domestic (MBBL.S)....................        7,353     7,815          (6%)
     Oil and condensate - International (MBBL.S)...............          978       849          15%
                                                                      ------   -------
     Oil and condensate - Total (MBBL.S).......................        8,331     8,664          (4%)

     Natural gas - Domestic (MMCF).............................        7,811     8,227          (5%)

     Natural gas liquids - Domestic (MMCF).....................           85        93          (9%)

     Equivalent barrels of production - Domestic (MBOE)........        8,741     9,279          (6%)
     Equivalent barrels of production - International (MBOE)...          978       849          15%
                                                                      ------   -------
     Equivalent barrels of production - Total (MBOE)...........        9,719    10,128          (4%)

AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................       $13.13   $  7.29          80%
     Oil and condensate - International........................       $22.47   $ 12.86          75%
     Oil and condensate - Total................................       $14.22   $  9.07          57%

     Natural gas - Domestic....................................       $ 2.91   $  1.87          56%

LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........       $ 6.69   $  5.81          15%
     Average unit production cost(1) per BOE - International...       $ 7.02   $  7.44          (6%)
     Average unit production cost(1) per BOE - Total...........       $ 6.73   $  5.95          13%


(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the six months ended June 30, 2000, were $143.3 million, or 49% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 57% increase in realized oil prices and a 56% increase in realized gas prices. These increases were partially offset by a decrease in production, which was primarily attributable to asset sales, production interruptions due to pump replacements and brown-outs in California during recent periods of extreme temperatures, and reduced capital spending in 1999. First half 2000 oil price realizations reflect hedging losses of $51.3 million, or $6.16 per barrel, compared to hedging losses of $8.8 million, or $1.01 per barrel in the first half of 1999.

Domestic: Oil and gas revenues for the six months ended June 30, 2000, were 42% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to an 80% improvement in average realized oil prices and a 56% improvement in average realized gas prices, partially offset by a 6% decrease in total production as a result of asset sales, reduced capital spending in 1999 and production interruptions due to pump replacements and brown-outs

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in California during recent periods of extreme temperatures. The realized oil price of $13.13 per barrel for the first half of 2000 includes negative hedging results of $53.4 million, or $7.26 per barrel of oil, compared to hedging losses of $9.6 million, or $1.23 per barrel in the first half of 1999.

International: Oil revenues for the six months ended June 30, 2000, more than doubled as compared to the same period in 1999. This significant increase resulted from a 75% increase in oil price realizations to $22.47 per barrel, coupled with a 15% increase in oil production. The realized oil price for the first half of 2000 includes hedging gains of $2.08 per barrel of oil, compared to hedging gains of $0.98 per barrel in the first half of 1999.

Gain on Sale of Assets, net:

Gain on sale of assets for the six months ended June 30, 2000, was $506,000, primarily representing a gain on the sale of certain non-core California properties (see Note 9 to the Notes to Condensed Consolidated Financial Statements). Gain on sale of assets for the six months ended June 30, 1999, was $80.3 million, resulting from the Company's sale of its East Texas natural gas properties in January 1999.

Interest and Other Income:

Interest and other income for the six months ended June 30, 2000, is comprised of several individually insignificant items. Interest and other income for the six months ended June 30, 1999, includes $2.4 million associated with interest earned on an escrow account for the $100.0 million representing a portion of the proceeds from the sale of the East Texas natural gas properties, as well as several individually insignificant items.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the six months ended June 30, 2000, were $65.4 million, or 9% higher than for the six months ended June 30, 1999. This increase is primarily due to a $7.0 million increase in steam costs resulting from higher natural gas prices, partially offset by a decrease in other field costs. Lease operating expenses per BOE were $6.73 in the first half of 2000, compared to $5.95 in the same period in 1999. The per barrel increase is primarily due to a $0.66 per BOE increase in steam costs, as well as the 4% decrease in total production.

Domestic: Lease operating expenses per BOE were $6.69 in the first half of 2000, compared to $5.81 in the same period in 1999. Higher steam costs accounted for $0.85 of the per BOE increase, year over year. The remaining increase is attributable to the 4% decrease in production.

International: Lease operating expenses per BOE were $7.02 in the first half of 2000, compared to $7.44 in the same period in 1999. The decrease in lease operating expenses per BOE is primarily attributable to the 15% increase in production.

Exploration Costs:

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $4.7 million and $10.0 million for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, exploration costs were comprised of $3.8 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect offshore Ghana), $0.1 million in dry hole costs, $0.2 million in delay rentals, and $0.6 million of other project costs. For the six months ended June 30, 1999, exploration costs were comprised of $7.3 million of dry hole costs (for the Cree Fee 1A well on the Midway Peak prospect in California), $1.5 million in G&G, $0.3 million in delay rentals and $0.9 million of other project costs.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the six months ended June 30, 2000, reflects a 31% decrease from the same period in 1999. This decrease was driven by a lower depletion rate, which primarily resulted from a significant increase in reserve estimates attributable to higher commodity prices at year-end 1999 versus year-end 1998.

General and Administrative Expenses:

General and administrative expenses were $9.5 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively. The 32% increase is due primarily to a $1.6 million increase in bonus accruals, as bonuses were not projected or accrued in the first half of 1999. The remaining increase is made up of individually insignificant items.

Interest Expense:

Interest expense of $16.8 million for the six months ended June 30, 2000, increased only slightly as compared to interest expense in the same period in 1999. The increase is primarily attributable to higher interest rates as the Company exchanged its 8 7/8% Senior Subordinated Notes for 9 1/2% Senior Subordinated Notes due 2008 in the third quarter of 1999.

Other Expense:

The 29% increase in other expense from the first half of 1999 to the first half of 2000 is primarily due to a $2.0 million accrual for a lawsuit settlement (see
Note 7 to the Notes to Condensed Consolidated Financial Statements) and $0.7 million in costs to evaluate potential business transactions. This increase also includes a negative mark to market adjustment of $0.4 million related to the Company's liability management swap (see Note 1 to the Notes to Condensed Consolidated Financial Statements) in the first half of 2000. Offsetting this increase, in March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration.

Net Income
----------

Net income of $1.5 million, $0.08 per common share - basic and diluted, was reported for the six months ended June 30, 2000, as compared to net income of $15.8 million, $0.80 per common share - basic and $0.79 per common share - diluted, reported for the same period in 1999.

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

                             NUEVO ENERGY COMPANY
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------
         See Note 7 to the Notes to Condensed Consolidated Financial Statements.

         On April 5, 2000, the Company filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each own a 50% interest in the Sacate Field, offshore Santa Barbara County, California. The Company has alleged that by grossly inflating the fee that ExxonMobil insists the Company must pay to use an existing ExxonMobil platform and production infrastructure, ExxonMobil failed to submit a proposal for the development of the Sacate field consistent with the Unit Operating Agreement. The Company therefore believes that it has been denied a reasonable opportunity to exercise its rights under the Unit Operating Agreement. The Company has alleged that ExxonMobil's actions breach the Unit Operating Agreement and the covenant of good faith and fair dealing. The Company is seeking damages and a declaratory judgment as to the payment that must be made to access ExxonMobil's platform and facilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         At the annual meeting of the stockholders of the Company on May 24, 2000 the following matters were voted on with the following results:

         (1) Isaac Arnold, Jr. was elected as a director of the Company with a total of 14,443,384 shares voting in favor and 492,778 shares withheld authority.

         (2) Thomas D. Barrow was elected as a director of the Company with a total of 14,923,896 shares voting in favor and 12,266 shares withheld authority.

         (3) David H. Batchelder was elected as a director of the Company with a total of 14,924,625 shares voting in favor and 11,537 shares withheld authority.

         (4) Charles M. Elson was elected as a director of the Company with a total of 14,923,743 shares voting in favor and 12,419 shares withheld authority.

         (5) Douglas L. Foshee was elected as a director of the Company with a total of 14,923,941 shares voting in favor and 12,221 shares withheld authority.

         (6) Robert L. Gerry, III was elected as a director of the Company with a total of 14,924,139 shares voting in favor and 12,023 shares withheld authority.

         (7) Gary R. Petersen was elected as a director of the Company with a total of 14,924,139 shares voting in favor and 12,023 shares withheld authority.

         (8) David Ross, III was elected as a director of the Company with a total of 14,924,625 shares voting in favor and 11,537 shares withheld authority.

         (9) Robert W. Shower was elected as a director of the Company with a total of 14,924,625 shares voting in favor and 11,537 shares withheld authority.

        (10) The stockholders approved a proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000, with a total of 14,914,285 shares voting in favor, a total of 5,121 shares voting against and a total of 16,756 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(A)  EXHIBITS
         10.  Material Contracts

              10.1 Third Restated Credit Agreement dated June 7, 2000, between Nuevo Energy Company (Borrower) and Bank of America N.A. (Administrative Agent), Bank One, NA (Syndication Agent), Bank of Montreal (Documentation Agent) and certain lenders.

         27.  Financial Data Schedule

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                      (Registrant)



Date:  August 14, 2000              By:/s/  Douglas L. Foshee
       ---------------                 ----------------------------
                                       Douglas L. Foshee
                                       Chairman, President and Chief Executive
                                       Officer


Date:  August 14, 2000              By:/s/ Robert M. King
       ---------------                 ------------------------------
                                           Robert M. King
                                           Senior Vice President and Chief
                                           Financial Officer