Form 10-Q
period 2000-09-30
NUEVO ENERGY CO
filed 2000-11-14
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No______
                             -------



As of November 9, 2000, the number of outstanding shares of the Registrant's common stock was 17,611,729.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements
          Condensed Consolidated Balance Sheets:
               September 30, 2000 (Unaudited) and December 31, 1999........................................    3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three and nine months ended September 30, 2000 and September 30, 1999.......................    4
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Nine months ended September 30, 2000 and September 30, 1999.................................    6
          Notes to Condensed Consolidated Financial Statements (Unaudited).................................    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............   14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................   27

PART II.  OTHER INFORMATION................................................................................   28

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
----------------------------

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)

                                                                      September 30, 2000            December 31, 1999
                                                                      ------------------            -----------------
                            ASSETS                                       (Unaudited)
                            ------
CURRENT ASSETS:
 Cash and cash equivalents..........................................    $        51,275              $        10,288
 Accounts receivable................................................             55,775                       45,004
 Product inventory..................................................                602                        4,610
 Prepaid expenses and other.........................................              3,618                        6,389
                                                                        ---------------              ---------------
   Total current assets.............................................            111,270                       66,291
                                                                        ---------------              ---------------
PROPERTY AND EQUIPMENT, at cost:
 Land...............................................................             51,017                       51,017
 Oil and gas properties (successful efforts method).................          1,076,269                    1,002,779
 Gas plant facilities...............................................             12,020                       12,140
 Other facilities...................................................             14,259                       11,874
                                                                        ---------------              ---------------
                                                                              1,153,565                    1,077,810
 Accumulated depreciation, depletion and amortization...............           (478,949)                    (429,349)
                                                                        ---------------              ---------------
                                                                                674,616                      648,461
                                                                        ---------------              ---------------
DEFERRED TAX ASSETS, net............................................             17,882                       24,005
OTHER ASSETS........................................................             27,152                       21,273
                                                                        ---------------              ---------------
                                                                        $       830,920              $       760,030
                                                                        ===============              ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
   Accounts payable ................................................    $        22,176              $        20,492
   Accrued interest.................................................              8,410                        2,353
   Accrued liabilities..............................................             34,132                       37,755
   Current maturities of long-term debt.............................                ---                          750
                                                                        ---------------              ---------------
      Total current liabilities.....................................             64,718                       61,350
                                                                        ---------------              ---------------
LONG-TERM DEBT, net of current maturities...........................            409,727                      340,750
OTHER LONG-TERM LIABILITIES.........................................              8,424                        9,292
CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I.....................................            115,000                      115,000
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     17,599,672 and 18,007,297 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively.........                206                          204
   Additional paid-in capital.......................................            360,747                      357,855
   Treasury stock, at cost, 2,999,650 and 2,430,074 shares, at
     September 30, 2000 and December 31, 1999, respectively.........            (61,818)                     (49,605)
   Stock held by benefit trust, 167,828 and 75,904 shares, at
     September 30, 2000 and December 31, 1999, respectively.........             (3,512)                      (3,184)
   Deferred stock compensation......................................               (191)                        (216)
   Accumulated deficit..............................................            (62,381)                     (71,416)
                                                                        ---------------              ---------------
     Total stockholders' equity.....................................            233,051                      233,638
                                                                        ---------------              ---------------
                                                                        $       830,920              $       760,030
                                                                        ===============              ===============

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)


                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                              2000                  1999
                                                                            ----------            ----------
REVENUES:
   Oil and gas revenues...........................................            $  87,328           $  68,987
   Gain on sale of assets, net....................................                  ---                (309)
   Interest and other income......................................                2,264               1,570
                                                                              ---------           ---------
                                                                                 89,592              70,248
                                                                              ---------           ---------
COSTS AND EXPENSES:
   Lease operating expenses.......................................               38,226              35,629
   Exploration costs..............................................                  791                 620
   Depreciation, depletion and amortization.......................               18,062              17,299
   Loss on sale of assets, net....................................                  520                 ---
   General and administrative expenses............................                3,918               4,636
   Outsourcing fees...............................................                3,436               3,603
   Interest expense...............................................                9,789               7,948
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................                1,653               1,653
   Other expense..................................................                  572               3,454
                                                                              ---------           ---------
                                                                                 76,967              74,842
                                                                              ---------           ---------

Income (loss) before income taxes.................................               12,625              (4,594)

Provision (benefit) for income taxes..............................                5,089              (1,838)
                                                                              ---------           ---------

NET INCOME (LOSS).................................................            $   7,536           $  (2,756)
                                                                              =========           =========

EARNINGS (LOSS) PER SHARE:

Basic:
Earnings (loss) per common share..................................            $    0.43           $   (0.14)
                                                                              =========           =========

Weighted average common shares outstanding........................               17,589              19,610
                                                                              =========           =========

Diluted:
Earnings (loss) per common share..................................            $    0.42           $   (0.14)
                                                                              =========           =========

Weighted average common and dilutive potential
common shares outstanding.........................................               17,886              19,610
                                                                              =========           =========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 2000                 1999
                                                                              ----------           ----------
REVENUES:
   Oil and gas revenues...........................................            $ 230,656            $  165,327
   Gain on sale of assets, net....................................                  ---                80,003
   Interest and other income......................................                3,085                 4,421
                                                                              ---------            ----------
                                                                                233,741               249,751
                                                                              ---------            ----------
COSTS AND EXPENSES:
   Lease operating expenses.......................................              103,610                95,841
   Exploration costs..............................................                5,533                10,619
   Depreciation, depletion and amortization.......................               49,885                63,556
   Loss on sale of assets, net....................................                   14                   ---
   General and administrative expenses............................               13,391                11,835
   Outsourcing fees...............................................               10,199                10,449
   Interest expense...............................................               26,596                24,348
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................                4,959                 4,959
   Other expense..................................................                4,419                 6,433
                                                                              ---------            ----------
                                                                                218,606               228,040
                                                                              ---------            ----------

Income before income taxes........................................               15,135                21,711

Provision for income taxes........................................                6,100                 8,683
                                                                              ---------            ----------

NET INCOME........................................................            $   9,035            $   13,028
                                                                              =========            ==========

EARNINGS PER SHARE:

Basic:
Earnings per common share.........................................            $    0.51            $     0.66
                                                                              =========            ==========

Weighted average common shares outstanding........................               17,663                19,768
                                                                              =========            ==========

Diluted:
Earnings per common share.........................................            $    0.50            $     0.65
                                                                              =========            ==========

Weighted average common and dilutive potential
common shares outstanding.........................................               18,013                19,902
                                                                              =========            ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)

                                                                    Nine Months Ended September 30,
                                                                    --------------------------------
                                                                      2000                    1999
                                                                     ------                  -------
Cash flows from operating activities:
Net income......................................................   $   9,035                $  13,028
  Adjustments to reconcile net income to
      net cash provided by/(used in) operating activities:
          Depreciation, depletion and amortization..............      49,885                   63,556
          Loss (gain) on sale of assets, net....................          14                  (80,003)
          Dry hole costs........................................          91                    7,324
          Amortization of other costs...........................       1,396                    1,254
          Debt modification costs...............................          --                    2,883
          Deferred taxes........................................       6,471                    7,183
          Mark to market of deferred compensation plan..........         (53)                     577
          Other.................................................         108                      120
                                                                   ---------                ---------
                                                                      66,947                   15,922
  Changes in assets and liabilities:
      Accounts receivable.......................................     (10,771)                 (13,234)
      Accounts payable and accrued liabilities..................       4,118                   (7,174)
      Other.....................................................       3,650                    2,127
                                                                   ---------                ---------
 Net cash provided by/(used in) operating activities............      63,944                   (2,359)
                                                                   ---------                ---------

Cash flows from investing activities:
      Additions to oil and gas properties.......................     (76,216)                 (41,849)
      Acquisitions of oil and gas properties....................          --                  (61,416)
      Additions to gas plant facilities.........................        (126)                  (3,420)
      Additions to other facilities.............................      (2,384)                  (8,938)
      Proceeds from sales of properties.........................       2,584                  199,663
                                                                   ---------                ---------
Net cash (used in)/provided by investing activities.............     (76,142)                  84,040
                                                                   ---------                ---------

Cash flows from financing activities:
      Proceeds from borrowings..................................     197,100                  134,590
      Payments of long-term debt................................    (128,873)                (195,267)
      Deferred financing and modification costs.................      (4,964)                  (7,872)
      Treasury stock purchases..................................     (12,540)                 (19,802)
      Proceeds from issuance of common stock....................       2,462                    1,454
                                                                   ---------                ---------
Net cash provided by/(used in) financing activities.............      53,185                  (86,897)
                                                                   ---------                ---------

      Net increase (decrease) in cash and cash equivalents......      40,987                   (5,216)
      Cash and cash equivalents at beginning of period..........      10,288                    7,403
                                                                   ---------                ---------
Cash and cash equivalents at end of period......................   $  51,275                $   2,187
                                                                   =========                =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest (net of amounts capitalized).....................   $  19,143                $  23,133
      Income taxes..............................................   $      --                $   2,250

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


1. Summary of Significant Accounting Policies
   ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements in the 1999 Form 10-K of Nuevo Energy Company (the "Company").

   The SEC is currently reviewing certain of the Company's historical financial statements, reserve information and other information included in the Company's periodic filings, in conjunction with the Company's filing of a shelf registration statement on Form S-3. In the course of the review by the SEC of the registration statement, the Company may be required to make changes to the description of its business, reserves, financial statements and other information. While the Company believes that its historical financial statements have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles and the regulations published by the SEC, and that its reserve and other disclosures are in accordance with applicable SEC guidelines, comments by the SEC on the registration statement may require modification or reformulation of the Company's financial statements and other information previously filed with the SEC.

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

   Derivative Financial Instruments
   --------------------------------

   The Company utilizes derivative financial instruments to reduce its exposure to decreases in the market prices of crude oil and natural gas. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge crude oil and natural gas prices. Basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the commodity field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at September 30, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $32.6 million and $16.5 million in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000 and 1999, oil and gas revenues were reduced by $83.9 million and $25.3 million, respectively, as a result of hedging transactions.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement effectively set the price at which

                             Nuevo Energy Company
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)

   the Company could repurchase these Notes. In the third quarter of 2000, this swap arrangement was settled, resulting in no significant impact to the Company's results of operations.

   For 2000, the Company entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At September 30, 2000, the market value of these hedge positions was a loss of approximately $28.1 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. At September 30, 2000, the market value of these swaps was a loss of $64.0 million.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a strike price of $22.00 per barrel WTI, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At September 30, 2000, the market value of these hedge positions is a gain of $0.3 million. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   Recent Accounting Pronouncements
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to be reported in other comprehensive income until the hedged transaction occurs, and requires formal documentation and assessment of the effectiveness of transactions that receive hedge accounting.

   The Company must adopt SFAS No. 133 by January 1, 2001, and does not plan to adopt early. On adoption, the provisions of this statement must be applied prospectively. The Company has completed an inventory of all known derivatives and is in the process of documenting the relevant hedge relationships. The Company expects that the adoption of SFAS No. 133 will increase the volatility of other comprehensive income and results of operations. In general, the amount of volatility will vary with the level of derivative activities during any period. Although the Company currently believes that its derivative financial instruments will qualify for hedge accounting under SFAS No. 133, the Company has not yet determined the impact of the implementation of this statement on its financial condition or results of operations.

   Reclassifications
   -----------------

   Certain reclassifications of prior year amounts have been made to conform to the current presentation.

2. Property and Equipment
   ----------------------

   The Company utilizes the successful efforts method of accounting for its investments in oil and gas properties. Under successful efforts, oil and gas lease acquisition costs and intangible drilling costs associated with exploration efforts that result in the discovery of proved reserves and costs associated with development drilling, whether or not successful, are capitalized when incurred. When a proved property is sold, ceases to

                             Nuevo Energy Company
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ---------------------------------------------------------------
                                  (Unaudited)

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

   The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on available market information in its estimate of future net revenues.

3. Deferred Tax Assets
   -------------------

   The Company had deferred tax assets, net of valuation allowances, of $17.9 million and $24.0 million as of September 30, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

                             Nuevo Energy Company
                             --------------------
      Notes to Condensed Consolidated Financial Statements (Continued)
      ----------------------------------------------------------------
                                  (Unaudited)

4. Industry Segment Information
   ----------------------------

   As of September 30, 2000, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republics of Congo and Ghana in West Africa.


                                               For the Nine Months Ended September 30,
                                               ---------------------------------------
                                                    2000                     1999
                                               ------------               ------------
                                                       (amounts in thousands)
     Sales to unaffiliated customers:
      Oil and gas - Domestic....................  $199,550                 $144,583
      Oil and gas - International...............    31,106                   20,744
                                                  --------                 --------
     Total sales................................   230,656                  165,327
      Gain on sale of assets, net...............       ---                   80,003
      Other revenues............................     3,085                    4,421
                                                  --------                 --------
     Total revenues.............................  $233,741                 $249,751
                                                  ========                 ========

     Operating profit before income taxes:
      Oil and gas - Domestic (a)................  $ 62,116                 $ 72,539
      Oil and gas - International...............    10,597                    3,568
                                                  --------                 --------
                                                    72,713                   76,107
     Unallocated corporate expenses.............    26,023                   25,089
     Interest expense...........................    26,596                   24,348
     Dividends on TECONS........................     4,959                    4,959
                                                  --------                 --------
      Income before income taxes................  $ 15,135                 $ 21,711
                                                  ========                 ========

     Depreciation, depletion and amortization:
      Oil and gas - Domestic....................  $ 42,418                 $ 56,212
      Oil and gas - International...............     6,368                    6,174
      Other.....................................     1,099                    1,170
                                                  --------                 --------
                                                  $ 49,885                 $ 63,556
                                                  ========                 ========

     (a) Includes an $80.3 million gain on sale of the East Texas gas properties for the nine months ended September 30, 1999.

5. Long-Term Debt
   --------------

   Long-term debt consists of the following (amounts in thousands):

                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                           ------------------     -----------------
     9 3/8% Senior Subordinated Notes due 2010 (a)....................               $150,000              $    ---
     9 1/2% Senior Subordinated Notes due 2008........................                257,310               257,310
     9 1/2% Senior Subordinated Notes due 2006........................                  2,417                 2,440
     Bank credit facility (b).........................................                    ---                81,000
     OPIC credit facility.............................................                    ---                   750
                                                                           ------------------     -----------------
             Total debt...............................................                409,727               341,500
     Less: current maturities.........................................                    ---                  (750)
                                                                           ------------------     -----------------
     Long-term debt...................................................               $409,727              $340,750
                                                                           ==================     =================

     (a) In September 2000, the Company issued $150.0 million of 9 3/8% Senior Subordinated Notes due October 1, 2010 ("9 3/8% Notes"). Interest on the 9 3/8% Notes accrues at the rate of 9 3/8% per annum

                             Nuevo Energy Company
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ---------------------------------------------------------------
                                  (Unaudited)

          and is payable semi-annually in arrears on April 1 and October 1. Net proceeds from this offering of $146.6 million were used to repay outstanding borrowings under the Company's credit facility and for operating expenses and other general corporate purposes.

     (b) Nuevo's Third Restated Credit Agreement dated June 7, 2000, provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal, until its expiration on June 7, 2005. The borrowing base on the Company's credit facility is subject to a semi-annual borrowing base determination on March 1 and September 1 of each year, beginning September 1, 2000. The borrowing base at September 30, 2000, was $225.0 million, which is $75.0 million less than the previous borrowing base due to the net effect of the Company's higher asset valuation as of June 30, 2000, and its higher fixed interest costs associated with the issuance of the 9 3/8% Notes. The Company was in compliance with all covenants as of September 30, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future. At September 30, 2000, there were no outstanding borrowings under the revolving credit agreement. Accordingly, $225.0 million of credit capacity was unused and available at September 30, 2000.

6.   Earnings (Loss) per Share Computation
     -------------------------------------

     SFAS No.128 requires a reconciliation of the numerator (income or loss) and denominator (shares) of the basic earnings (loss) per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended September 30, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows (amounts in thousands):

                                                                   For the Three Months Ended September 30,
                                                         -----------------------------------------------------------
                                                                         2000                         1999
                                                         ------------------------------  ---------------------------
                                                           Income         Shares         Loss           Shares
                                                         ---------------  -------------  ------------   ------------
Earnings (loss) per Common share - Basic.................         $7,536         17,589       $(2,756)        19,610
Effect of dilutive securities:
Stock options............................................            ---            297           ---            ---
                                                                  ------         ------       -------         ------
Earnings (loss) per Common share - Diluted...............         $7,536         17,886       $(2,756)        19,610
                                                                  ======         ======       =======         ======

                                                                   For the Nine Months Ended September 30,
                                                         -----------------------------------------------------------
                                                                         2000                         1999
                                                         ------------------------------  ---------------------------
                                                           Income         Shares         Income         Shares
                                                         ---------------  -------------  ------------   ------------
Earnings per Common share - Basic........................         $9,035         17,663       $13,028         19,768
Effect of dilutive securities:
Stock options............................................            ---            350           ---            134
                                                                  ------         ------       -------         ------
Earnings per Common share - Diluted......................         $9,035         18,013       $13,028         19,902
                                                                  ======         ======       =======         ======


7.   Contingencies and Other Matters
     -------------------------------

     The Company had been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. On June 9, 2000, the parties entered into a memorandum of settlement agreement, pursuant to which the lawsuit was dismissed, the defendants paid the plaintiffs $12.0 million and the lease agreement was amended. Nuevo's working interest in these properties is 20%, and its share of the settlement payment was approximately $2.4 million.

     The Company has been named as a defendant in certain other lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company's operating results or financial condition. However, these actions and claims in the aggregate seek substantial

                             Nuevo Energy Company
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)
                                  -----------


   damages against the Company and are subject to the inherent uncertainties present in any litigation. The Company is defending itself vigorously in all such matters.

   In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $1.6 million in 1999 and the remainder in 1998, that were intended for international exploration. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. In August 2000, the Company recorded $1.5 million of other income for a partial reimbursement of these previously expensed funds, resulting from the negotiated settlement of a related legal claim.

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

   In connection with their respective acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The Company's potential direct liability could be as much as $48.0 million if a triggering event with respect to the Company occurs, and the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.6 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

8. Contingent Payment and Price Sharing Agreements
   -----------------------------------------------

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75

                             Nuevo Energy Company
                             --------------------
       Notes to Condensed Consolidated Financial Statements (Continued)
       ----------------------------------------------------------------
                                  (Unaudited)
                                  -----------

     per Bbl., under the agreement (determined based on the near month delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl. on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl. weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl. or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

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

     The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest in this field from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl., with the excess over $9.00 per Bbl., if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl. on approximately 28% of the gross Point Pedernales production, or 34% of its net Point Pedernales production.

9.   Divestitures
     ------------

     In May 2000, the Company sold certain of its non-core California properties for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 (see Note 1). Also, the Company sold certain of its non-core assets during the third quarter of 2000, recognizing a net loss of approximately $500,000.

10.  Share Repurchases
     -----------------

     In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of September 30, 2000, the Company had repurchased 2,660,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.79 per share.

11.  Legal Proceedings
     -----------------

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

                             NUEVO ENERGY COMPANY
                             --------------------
   Item2.      Management's Discussion and Analysis of Financial
   ------      -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

   Forward Looking Statements
   --------------------------

   This document includes "forward looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
   Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), and the Private Securities Litigation Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document and in the Company's Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

   SEC REVIEW
   ----------

   The SEC is currently reviewing certain of the Company's historical financial statements, reserve information and other information included in the Company's periodic filings, in conjunction with the Company's filing of a shelf registration statement on Form S-3. In the course of the review by the SEC of the registration statement, the Company may be required to make changes to the description of its business, reserves, financial statements and other information. While the Company believes that its historical financial statements have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles and the regulations published by the SEC, and that its reserve and other disclosures are in accordance with applicable SEC guidelines, comments by the SEC on the registration statement may require modification or reformulation of the Company's financial statements and other information previously filed with the SEC.

   Capital Resources and Liquidity
   -------------------------------

   Since its inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with strategic divestitures and an opportunistic exploration program, which provides exposure to prospects that have the potential to add substantially to the growth of the Company. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by (used in) operating activities was $63.9 million and $(2.4) million for the nine months ended September 30, 2000 and 1999, respectively. The Company invested $76.2 million and $103.3 million in oil and gas properties for the nine months ended September 30, 2000 and 1999, respectively.

   The current borrowing base on the Company's credit facility is $225.0 million. At September 30, 2000, there were no outstanding borrowings under the revolving credit agreement. Accordingly, $225.0 million of credit capacity was unused and available at September 30, 2000. At September 30, 2000, the Company had working capital of $46.6 million.

   On September 26, 2000, the Company issued $150.0 million of 9 3/8% Senior Subordinated Notes due October 1, 2010 ("9 3/8% Notes"). Net proceeds from this offering of $146.6 million were used to repay outstanding borrowings under the Company's credit facility and for operating expenses and other general corporate purposes.

   On June 7, 2000, the Company entered into its Third Restated Credit Agreement, which provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal, until its expiration on June 7, 2005. The borrowing base on the Company's credit facility is subject to a semi-annual borrowing base determination on March 1 and September 1 of each year, beginning September 1, 2000. The borrowing base at September 30, 2000, was $225.0 million, which is $75.0 million less than the previous borrowing base due to the net effect of the Company's higher asset valuation as of June 30, 2000, and its higher fixed interest costs associated with the recently issued 9 3/8% Notes. The Company was in compliance with all covenants as of September 30, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future. Subsequent semi-annual borrowing base redeterminations will require the consent of banks holding 60% of the total facility commitments, while an increase in the borrowing base will require the consent of banks holding 66 2/3% of the total facility commitments.

   In July 2000, the Company announced that it no longer expects that its Brea Highlands residential development will receive entitlement from the City of Brea, California by the end of 2000. The Company had

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

planned to sell or joint venture this property upon completion of the entitlement process. This delay resulted from a political initiative that, if passed, would have subjected certain future development projects, such as Brea Highlands, to a public vote. The initiative was defeated in the November 7, 2000 election. Nevertheless, due to divisiveness within the City of Brea over the issue of hillside development, the Company removed its entitlement application from the City of Brea and submitted an entitlement application with Orange County under the project name "Tonner Hills". Because of this delay, the Company plans to defer $20.0 million of its $140.0 million 2000 capital budget. The revised 2000 capital budget of $120.0 million is designed to preserve the Company's financial condition and liquidity.

The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

Capital Expenditures
--------------------

As mentioned above, the Company decided to defer $20.0 million of its original $140.0 million 2000 capital budget, as a result of expected delays in the potential sale or joint venture of its Brea Highlands real estate development. Under the revised 2000 capital budget of $120.0 million, the Company anticipates spending approximately $37.0 million on development activities, exploration activities and business development projects during the remainder of the year.

Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first nine months of 2000 and 1999 are as follows (amounts in thousands):

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                         -----------------------------------------------
                                                                  2000                      1999
                                                         --------------------      --------------------
          Domestic                                                    $75,726                   $25,622
          International                                                 7,536                    22,148
                                                         --------------------      --------------------
               Total                                                  $83,262                   $47,770
                                                         ====================      ====================

The following is a description of significant exploration and development activity during the first nine months of 2000.

Exploration Activity

Domestic
--------
During 2000, the Company drilled a successful exploratory well on its Star Fee lease in the Cymric Field in California, which was acquired from Texaco in 1999. The Star Fee 701 deep well tested at a rate of over 900 barrels of oil per day ("BOPD") and 1.2 million cubic feet of gas per day, and has already produced over 100,000 equivalent barrels since August 2000. This well is currently producing at rates over 1,000 BOPD. As a result of this success, additional exploratory wells have been scheduled for drilling in 2001 to further test the deep geologic model.

International
-------------
In the first nine months of 2000, the Company completed its acquisition and processing of a 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. In October 2000, the Company transferred a 25% participating interest in this permit to a large U.S.-based independent oil and gas company. Nuevo will continue to be the operator of the permit and currently has a 75% participating interest. The Company plans to drill its first exploratory well on the concession late this year or early 2001 and continues to hold discussions with parties considering the acquisition of an interest in this concession.

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

   The Convention and Joint Venture Agreement for the Alyane Permit call for an initial term of four years, followed by two optional three-year terms. Nuevo's work commitment requires shooting 3-D seismic and drilling one exploratory well on the Alyane Permit in the initial term. The Company plans to explore the Alyane Permit aggressively and will acquire 3-D seismic data in 2001 with the aim of drilling its first exploratory well in 2002. Nuevo anticipates formal government approval of the Convention and Joint Venture Agreement in December 2000.

   Nuevo has also acquired a 10.42% interest from Bligh Tunisia Inc. in the 1.1-million-acre Anaguid Permit located onshore southern Tunisia in the Ghadames Basin. Operated by Anadarko Petroleum Company, this permit is on trend with Anadarko's prolific Hassi Berkine complex located to the west in Algeria. Under the current work commitment, the partners must drill one exploration well on the Anaguid Permit by December 2001. In addition, the partners will reprocess all existing seismic data and acquire new 2-D seismic data during 2000. Following the expiration of the current work commitment term in December 2001, the final renewal phase requires the drilling of one exploration well on the Anaguid Permit during the 2 1/2-year term. Nuevo expects to receive government approval of this acquisition in December 2000.

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

   Development Activity

   Domestic
   --------
   The Company drilled a total of 221 development wells, of which 60 were injectors, in the first nine months of 2000, most of the wells relate to the interests acquired from Texaco in 1999. The Company completed the first phase of its development-drilling program on its Cymric Field Star Fee property acquired from Texaco, which included drilling 40 wells. The Company began the second phase of this development program in June 2000, which includes drilling an additional 65 wells. The Company expects this program to be completed by the end of the year. The wells drilled to date are currently producing at a combined rate of 5,800 BOPD. Year to date, the Company drilled 133 wells on its Cymric Field (four of which were horizontal wells and 21 of which were steam injectors), 45 wells on its Belridge Field (ten of which were horizontal wells and 33 of which were steam injectors), and 37 wells at Midway Sunset (one of which was horizontal and six of which were injectors). In addition to the development activity in California, the Company successfully drilled two offshore wells at its Huntington Beach Field. These two wells have been completed and are producing 600 BOPD.

   A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the second quarter of 2000, the Company completed the installation of its first self-generation unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The start-up of the first self-generation project has resulted in significant cost savings for the Brea Olinda property to date. A second unit should be installed and online by year-end 2000. Also, the Company is currently constructing a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

   operations and help reduce expenses in the long-term. The Company expects this plant to be online and operational by year-end.

   International
   -------------
   During the first nine months of 2000, the Company drilled its first horizontal test well on its Martin Hill project in Alberta, Canada. The Company has a 50% interest in over 22,000 acres on this project. The Company plans to install a steam generator and begin a pilot thermal process that will be conducted this winter to test this zone.

   Derivative Financial Instruments
   --------------------------------

   The Company utilizes derivative financial instruments to reduce its exposure to decreases in the market prices of crude oil and natural gas. Commodity derivatives utilized as hedges include futures, swap and option contracts, which are used to hedge crude oil and natural gas prices. Basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the commodity field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas are sold. There were no such deferred gains or losses at September 30, 2000 or December 31, 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $32.6 million and $16.5 million in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000 and 1999, oil and gas revenues were reduced by $83.9 million and $25.3 million, respectively, as a result of hedging transactions.

   In 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement effectively set the price at which the Company could repurchase these Notes. In the third quarter of 2000, this swap arrangement was settled, resulting in no significant impact to the Company's results of operations.

   For 2000, the Company entered into swap contracts on 16,500 BOPD, at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note
   9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At September 30, 2000, the market value of these hedge positions was a loss of approximately $28.1 million.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. At September 30, 2000, the market value of these swaps was a loss of $64.0 million.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a strike price of $22.00 per barrel WTI, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At September 30, 2000, the market value of these hedge positions is a gain of $0.3 million. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   Crude Oil Agreement
   -------------------

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

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

   Contingent Payment and Price Sharing Agreements
   -----------------------------------------------

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75 per Bbl. under the agreement (determined based on the near month delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl. on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl. weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl. or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment.

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

   The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest in this field from Torch Energy Advisors Inc. ("Torch") in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl., with the excess over $9.00 per Bbl., if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo is entitled to receive the pricing upside above $9.00 per Bbl. on approximately 28% of the gross Point Pedernales production, or 34% of its net Point Pedernales production.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

   Recent Accounting Pronouncements
   --------------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to be reported in other comprehensive income until the hedged transaction occurs, and requires formal documentation and assessment of the effectiveness of transactions that receive hedge accounting.

   The Company must adopt SFAS No. 133 by January 1, 2001, and does not plan to adopt early. On adoption, the provisions of this statement must be applied prospectively. The Company has completed an inventory of all known derivatives and is in the process of documenting the relevant hedge relationships. The Company expects that the adoption of SFAS No. 133 will increase the volatility of other comprehensive income and results of operations. In general, the amount of volatility will vary with the level of derivative activities during any period. Although the Company currently believes that its derivative financial instruments will qualify for hedge accounting under SFAS No. 133, the Company has not yet determined the impact of the implementation of this statement on its financial condition or results of operations.

   Share Repurchases
   -----------------

   In August 1999, the Company implemented a share repurchase program, pursuant to the Board of Directors' authorizations to repurchase up to a total of 3,616,600 shares at times and at prices deemed attractive by management. As of September 30, 2000, the Company has repurchased 2,660,600 shares of its common stock in open market transactions at an average purchase price, including commissions, of $16.79 per share.

   Deferred Income Taxes
   ---------------------

   The Company had deferred tax assets, net of valuation allowances, of $17.9 million and $24.0 million as of September 30, 2000 and December 31, 1999, respectively. The Company believes that sufficient future taxable income will be generated and has concluded that these net deferred tax assets will more likely than not be realized.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


   Results of Operations (Three months ended September 30, 2000 and 1999)
   ----------------------------------------------------------------------

   The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                   Three Months
                                                                Ended September 30,       %
                                                                -------------------
                                                                                      Increase/
                                                                     2000      1999  (Decrease)
                                                                   ------    ------  ---------
   Production:
     Oil and condensate - Domestic (MBBLS)......................    3,999     3,962          1%
     Oil and condensate - International (MBBLS).................      479       501         (4%)
                                                                   ------    ------
     Oil and condensate - Total (MBBLS).........................    4,478     4,463          0%

     Natural gas - Domestic (MMCF)..............................    3,636     4,926        (26%)

     Natural gas liquids - Domestic (MBBLS).....................       48        54        (11%)

     Equivalent barrels of production - Domestic (MBOE).........    4,652     4,837         (4%)
     Equivalent barrels of production - International (MBOE)....      479       501         (4%)
                                                                   ------    ------
     Equivalent barrels of production - Total (MBOE)............    5,131     5,338         (4%)

   Average Sales Price:
     Oil and condensate - Domestic..............................   $14.51    $11.39         27%
     Oil and condensate - International.........................   $19.07    $19.62         (3%)
     Oil and condensate - Total.................................   $15.00    $12.31         22%

     Natural gas - Domestic.....................................   $ 5.24    $ 2.53        107%

   Lease Operating Expense:
     Average unit production cost/(1)/ per BOE - Domestic.......   $ 7.46    $ 6.78         10%
     Average unit production cost/(1)/ per BOE - International..   $ 7.31    $ 5.65         29%
     Average unit production cost/(1)/ per BOE - Total..........   $ 7.45    $ 6.67         12%

   /(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the three months ended September 30, 2000, were $87.3 million, or 27% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 22% increase in realized oil prices and a 107% increase in realized gas prices. These increases were partially offset by a 26% decrease in gas production, which was primarily attributable to asset sales and natural field declines from reduced capital spending. Third quarter 2000 oil price realizations reflect hedging losses of $32.6 million, or $7.27 per barrel, compared to third quarter 1999 hedging losses of $16.5 million, or $3.70 per barrel.

The Company recorded three non-recurring items during the third quarter of 2000, which together have a net immaterial impact on oil and gas revenues. The first non-recurring item was a $3.5 million decrease (net of royalties) in gas revenues resulting from a metering error in the Company's Monument Junction Field in California. This metering error overstated gas volumes and occurred over a two and a half-year period. The error was identified and corrected in the third quarter of 2000. The overstatement associated with this adjustment was also recorded in lease

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


operating expenses (see "Lease Operating Expenses" below), as the Company consumes the Monument Junction gas production in its thermal operations at nearby fields. The second non-recurring item was a $2.1 million revenue receivable for royalties that had been overpaid in prior periods. This item is reflected as an increase in oil revenues. The third non-recurring item was a $1.3 million gas balancing receivable that increased gas revenues. This gas balancing receivable related to production from Four Isle Dome since 1997.

Domestic:  Oil and gas revenues for the three months ended September 30, 2000,
--------
were 32% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 27% improvement in average realized oil prices and a 107% improvement in average realized gas prices, partially offset by a 26% decrease in gas production. The realized oil price of $14.51 per barrel for the third quarter of 2000 includes negative hedging results of $8.39 per barrel of oil, compared to negative hedging results of $4.30 per barrel of oil for the third quarter of 1999.

International:  Oil revenues for the three months ended September 30, 2000,
-------------
decreased 7% as compared to the same period in 1999. This decrease resulted from a 3% decrease in oil price realizations to $19.07 per barrel, coupled with a 4% decrease in oil production. The realized oil price for the third quarter of 2000 includes hedging gains of $2.06 per barrel of oil, compared to hedging gains of $1.06 per barrel in the third quarter of 1999.

Loss/Gain on Sale of Assets, net:

The net loss on sale of assets for the three months ended September 30, 2000, was $0.5 million, primarily representing a $1.2 million loss on the sale of certain non-core East Texas Chalk properties, which was partially offset by a $0.7 million gain on the sale of a waste water disposal plant site in California. Gain on sale of assets, net, for the three months ended September 30, 1999, was $(0.3) million, representing a negative revision for final accounting adjustments in connection with the Company's sale of the Illini pipeline and certain insignificant oil and gas properties.

Interest and Other Income:

Interest and other income for the three months ended September 30, 2000, includes $1.5 million for a partial reimbursement of previously expensed funds, resulting from a negotiated settlement of a legal claim (see Note 7 to the Notes to Condensed Consolidated Financial Statements), as well as several individually insignificant items. Interest and other income for the three months ended September 30, 1999, includes a $0.6 million gain on the sale of an unconsolidated subsidiary, as well as several individually insignificant items.

Expenses

Lease Operating Expenses:

Lease operating expenses for the three months ended September 30, 2000, were $38.2 million, or 7% higher than for the three months ended September 30, 1999. Lease operating expenses per barrel of oil equivalent ("BOE") were $7.45 in the third quarter of 2000, compared to $6.67 in the same period in 1999. The increase is primarily due to a $7.6 million increase in steam costs resulting from higher natural gas prices and an increase in gas volumes consumed in connection with the Company's thermal operations at its Star Fee lease in the Cymric Field. Offsetting this increase in steam costs is a $3.8 million downward adjustment to steam costs that resulted from a metering error at the Company's Monument Junction Field. This error overstated gas volumes and occurred over a two and a half-year period. The error was identified and corrected in the third quarter of 2000. The overstatement associated with this adjustment was also recorded in gas revenues (see "Oil and Gas Revenues" above), as the Company produces the Monument Junction gas that is consumed in its thermal operations.

Domestic: Lease operating expenses per BOE were $7.46 in the third quarter of 2000, compared to $6.78 in the same period in 1999. Higher steam costs contributed to the higher lease operating expenses per BOE quarter over quarter.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


International: Lease operating expenses per BOE were $7.31 in the third quarter of 2000, compared to $5.65 in the same period in 1999. This increase is due to an increase in workovers, as well as the resulting 4% decrease in production.

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $0.8 million and $0.6 million for the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000, exploration costs were comprised of $0.7 million in G&G (primarily for consulting costs and 2-D seismic processing in California) and $0.1 million of miscellaneous project costs. For the three months ended September 30, 1999, exploration costs were comprised of $0.3 million of expensed project costs, $0.2 million in G&G, and $0.1 million in delay rentals.

General and Administrative Expenses:

General and administrative expenses were $3.9 million and $4.6 million in the three months ended September 30, 2000 and 1999, respectively. The 15% decrease is due primarily to a $0.5 million decrease in the fair market value of securities in the Company's deferred compensation plan. The remaining decrease is made up of individually insignificant items.

Interest Expense:

Interest expense of $9.8 million for the three months ended September 30, 2000, increased 23% as compared to interest expense in the same period in 1999. The increase is primarily attributable to an increase in outstanding borrowings under the Company's credit facility plus higher interest rates on those outstanding borrowings during the third quarter of 2000. On September 26, 2000, all borrowings outstanding under the credit facility were paid off with net proceeds received from the Company's issuance of the 9 3/8% Notes (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

Other Expense:

The $2.9 million decrease in other expense from the third quarter of 1999 to the third quarter of 2000 relates to $2.9 million of third-party fees incurred in the third quarter of 1999 in connection with the exchange of the Company's senior subordinated notes.

Net Income (Loss)
-----------------

Net income of $7.5 million, $0.43 per common share - basic and $0.42 per common share - diluted, was reported for the three months ended September 30, 2000, as compared to a net loss of $2.8 million, $0.14 per common share - basic and diluted, reported for the same period in 1999.

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


Results of Operations (Nine months ended September 30, 2000 and 1999)
---------------------------------------------------------------------

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                   Nine Months
                                                                Ended September 30,       %
                                                                -------------------
                                                                                      Increase/
                                                                     2000      1999  (Decrease)
                                                                  -------   -------  ---------
Production:
     Oil and condensate - Domestic (MBBLS)......................   11,352    11,777         (4%)
     Oil and condensate - International (MBBLS).................    1,457     1,350          8%
                                                                  -------   -------
     Oil and condensate - Total (MBBLS).........................   12,809    13,127         (2%)

     Natural gas - Domestic (MMCF)..............................   11,447    13,153        (13%)

     Natural gas liquids - Domestic (MBBLS).....................      133       147        (10%)

     Equivalent barrels of production - Domestic (MBOE).........   13,393    14,116         (5%)
     Equivalent barrels of production - International (MBOE)....    1,457     1,350          8%
                                                                  -------   -------
     Equivalent barrels of production - Total (MBOE)............   14,850    15,466         (4%)

Average Sales Price:
     Oil and condensate - Domestic..............................  $ 13.61   $  9.58         42%
     Oil and condensate - International.........................  $ 21.35   $ 15.37         39%
     Oil and condensate - Total.................................  $ 14.49   $ 10.17         42%

     Natural gas - Domestic.....................................  $  3.65   $  2.12         72%

Lease Operating Expense:
     Average unit production cost/(1)/ per BOE - Domestic.......  $  6.96   $  6.14         13%
     Average unit production cost/(1)/ per BOE - International..  $  7.12   $  6.78          5%
     Average unit production cost/(1)/ per BOE - Total..........  $  6.98   $  6.20         13%

/(1)/ Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues
--------

Oil and Gas Revenues:

Oil and gas revenues for the nine months ended September 30, 2000, were $230.7 million, or 40% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 42% increase in realized oil prices and a 72% increase in realized gas prices. These increases were partially offset by a decrease in production, which was primarily attributable to asset sales, production interruptions due to pump replacements and brown-outs in California during recent periods of extreme temperatures, and reduced capital spending in 1999. First nine month 2000 oil price realizations reflect hedging losses of $83.9 million, or $6.55 per barrel, compared to hedging losses of $25.3 million, or $1.93 per barrel in the first nine months of 1999.

Domestic:  Oil and gas revenues for the nine months ended September 30, 2000,
--------
were 38% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 42% improvement in average realized oil prices and a 72% improvement in average realized gas prices, partially offset by a 13% decrease in gas production and a 4% decrease in oil production. The 5% decrease in total production is a result of asset sales, reduced capital

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


spending in 1999 and production interruptions due to pump replacements and brown-outs in California during recent periods of extreme temperatures. The realized oil price of $13.61 per barrel for the first nine months of 2000 includes negative hedging results of $86.9 million, or $7.66 per barrel of oil, compared to hedging losses of $26.7 million, or $2.26 per barrel in the first nine months of 1999.

International:  Oil revenues for the nine months ended September 30, 2000,
-------------
increased 50% compared to the same period in 1999. This significant increase resulted from a 39% increase in oil price realizations to $21.35 per barrel, coupled with an 8% increase in oil production. The realized oil price for the first nine months of 2000 includes hedging gains of $3.0 million, or $2.08 per barrel of oil, compared to hedging gains of $1.4 million, or $1.01 per barrel in the first nine months of 1999.

Loss/Gain on Sale of Assets, net:

The net loss on sale of assets for the nine months ended September 30, 2000, was $14,000, primarily representing a $1.2 million loss on the sale of certain non-core East Texas Chalk properties, which was almost entirely offset by a $0.7 million gain on the sale of a waste water disposal plant site in California and a gain on the sale of certain non-core California properties (see Note 9 to the Notes to Condensed Consolidated Financial Statements). Gain on sale of assets for the nine months ended September 30, 1999, was $80.0 million, primarily resulting from the Company's sale of its East Texas natural gas properties in January 1999.

Interest and Other Income:

Interest and other income for the nine months ended September 30, 2000, includes $1.5 million for a partial reimbursement of previously expensed funds, resulting from a negotiated settlement of a legal claim (see Note 7 to the Notes to Condensed Consolidated Financial Statements), as well as several individually insignificant items. Interest and other income for the nine months ended September 30, 1999, includes $2.4 million associated with interest earned on an escrow account for the $100.0 million representing a portion of the proceeds from the sale of the East Texas natural gas properties plus a $0.6 million gain on the sale of an unconsolidated subsidiary, as well as several individually insignificant items.

Expenses
--------

Lease Operating Expenses:

Lease operating expenses for the nine months ended September 30, 2000, were $103.6 million, or 8% higher than for the nine months ended September 30, 1999. This increase is primarily due to a $10.8 million increase in steam costs resulting from higher natural gas prices, partially offset by a decrease in other field costs. Lease operating expenses per BOE were $6.98 in the first nine months of 2000, compared to $6.20 in the same period in 1999. The per barrel increase is primarily due to a $0.76 per BOE increase in steam costs, as well as the 4% decrease in total production.

Domestic: Lease operating expenses per BOE were $6.96 in the first nine months
--------
of 2000, compared to $6.14 in the same period in 1999. Higher steam costs accounted for $0.86 of the per BOE increase, partially offset by lower field costs. The remaining increase is attributable to the 5% decrease in production.

International:  Lease operating expenses per BOE were $7.12 in the first nine
-------------
months of 2000, compared to $6.78 in the same period in 1999. The increase in lease operating expenses per BOE is primarily attributable to the 8% increase in production.

Exploration Costs:

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $5.5 million and $10.6 million for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, exploration costs were comprised of $4.4 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect offshore Ghana), $0.8 million of other project costs, $0.2 million in delay

                             NUEVO ENERGY COMPANY
                             --------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

rentals, and $0.1 million in dry hole costs,. For the nine months ended September 30, 1999, exploration costs were comprised of $7.3 million of dry hole costs (for the Cree Fee 1A well on the Midway Peak prospect in California), $1.7 million in G&G, $1.2 million of expensed project costs, and $0.4 million in delay rentals.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the nine months ended September 30, 2000, reflects a 22% decrease from the same period in 1999. This decrease was driven by a lower depletion rate, which primarily resulted from a significant increase in reserve estimates attributable to higher commodity prices at year-end 1999 versus year-end 1998.

General and Administrative Expenses:

General and administrative expenses were $13.4 million and $11.8 million for the nine months ended September 30, 2000 and 1999, respectively. The 13% increase is due primarily to a $1.4 million increase in bonus accruals, as bonuses were not projected or accrued in the first half of 1999. The remaining increase is made up of individually insignificant items.

Interest Expense:

Interest expense of $26.6 million for the nine months ended September 30, 2000, increased 9% as compared to interest expense in the same period in 1999. The increase is primarily attributable to an increase in outstanding borrowings under the Company's credit facility plus higher interest rates on those outstanding borrowings. On September 26, 2000, all borrowings outstanding under the credit facility were paid off with net proceeds received from the Company's issuance of the 9 3/8% Notes (see Note 5 to the Notes to Condensed Consolidated Financial Statements). The increase is also due to higher interest rates as the Company exchanged its 8 7/8% Senior Subordinated Notes for 9 1/2% Senior Subordinated Notes due 2008 in the third quarter of 1999.

Other Expense:

The 31% decrease in other expense from the first nine months of 1999 to the first nine months of 2000 is due to a number of items. In 1999, the Company incurred $2.9 million of third-party fees in the third quarter of 1999 in connection with the exchange of its senior subordinated notes. Additionally, in March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in the first quarter of 1999, that were intended for international exploration. In 2000, the Company recorded a $2.0 million accrual for a lawsuit settlement (see Note 7 to the Notes to Condensed Consolidated Financial Statements) and $0.8 million in costs to evaluate
potential business transactions.   The remaining decrease is made up of
individually insignificant items.

Net Income
----------

Net income of $9.0 million, $0.51 per common share - basic and $0.50 per common share - diluted, was reported for the nine months ended September 30, 2000, as compared to net income of $13.0 million, $0.66 per common share - basic and $0.65 per common share - diluted, reported for the same period in 1999.

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

     4. Instruments defining the rights of security holders, including indentures

          4.12 Indenture dated September 26, 2000, between Nuevo Energy Company and State Street Bank and Trust Company as the Trustee - 9 3/8% Senior Subordinated Notes due 2010.

          4.13 Registration Agreement dated September 26, 2000 between Nuevo Energy Company, Banc of America Securities LLC, Banc One Capital Markets, Inc. and J.P. Morgan & Co.

     27.  Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three-month period ended September 30, 2000.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUEVO ENERGY COMPANY
                                       (Registrant)



Date:  November 14, 2000            By:/s/  Douglas L. Foshee
       -----------------               ---------------------------------
                                       Douglas L. Foshee
                                       Chairman, President and Chief Executive
                                       Officer


Date:  November 14, 2000            By:/s/ Robert M. King
       -----------------               ---------------------------------
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer