Form 10-K405/A
period 1999-12-31
NUEVO ENERGY CO
filed 2001-02-16
CIK 861819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission File Number 1-10537

                              NUEVO ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


              Delaware                                           76-0304436
    State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

 1021 Main, Suite 2100, Houston, Texas                             77002
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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

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

                              NUEVO ENERGY COMPANY

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 NUMBER
PART I

     Item 1.    Business......................................................................................      2
     Item 2.    Properties....................................................................................     13
     Item 3.    Legal Proceedings.............................................................................     22
     Item 4.    Submission of Matters to a Vote of Security Holders...........................................     22

PART II

     Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................     23
     Item 6.    Selected Financial Data.......................................................................     25
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........     26
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk....................................     38
     Item 8.    Financial Statements and Supplementary Data...................................................     40
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........     77

PART III

     Item 10.   Directors and Executive Officers of the Registrant............................................     77
     Item 11.   Executive Compensation........................................................................     77
     Item 12.   Security Ownership of Certain Beneficial Owners and Management................................     77
     Item 13.   Certain Relationships and Related Transactions................................................     77

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     77

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

         Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself from its numerous peer group competitors and to generate long term shareholder value consists of: (i) a management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and net asset value; (ii) a contrarian investment and financing orientation, in which the Company seeks to purchase assets during periods of industry weakness and sell assets during periods of industry strength; (iii) the outsourcing of non-strategic functions; and (iv) the alignment of employee compensation structures with shareholder objectives. Nuevo is also committed to an exemplary corporate governance structure, which reinforces management's overarching view that Nuevo should be a conduit for shareholders to achieve superior long term capital gains. All of Nuevo's directors, other than the chief executive officer, are independent directors. Nuevo's directors and executive officers have each made substantial equity investments in Nuevo, in order to align the Company's directors and executive officers interests with that of stockholders.

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

                              NUEVO ENERGY COMPANY


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

         The Company also has a program targeting exploration opportunities in California. The Company seeks to reduce the risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys and computer aided exploration ("CAEX") techniques, and by participating with experienced industry partners. The Company's exploration program resulted in four dry wells in 1999.

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

         Congo: The Company's international reserves and production consist of a 50% working interest (37.5% average net revenue) in the Yombo and Masseko oil fields located in the Marine I Permit offshore the Republic of Congo in West Africa ("Congo"). Estimated net proved reserves of the Yombo and Masseko oil fields as of December 31, 1999 were 26.0 MMBOE, and production during 1999 totaled 1.8 MMBOE, all from the Yombo field. In 1999, revenues relating to production from the Yombo field accounted for approximately 13% of the total oil and gas revenues for the Company. The properties are located 27 miles offshore in approximately 370 feet of water. The Company also owns a 50% interest in a converted super tanker with storage capacity of over one million barrels of oil for use as a floating production, storage and off loading vessel ("FPSO"). The Company's production is converted on the FPSO to No. 6 fuel oil with less than 0.3% sulfur content.

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

         In addition to the gas plants that process Company production, Nuevo has owned certain non-core gas gathering, pipeline and storage assets. In December 1997, the Company announced its intention to dispose of these non-core assets during 1998. The decision was made to dispose of these assets as they did not directly contribute to the Company's core oil and gas operations. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 for proceeds of $2.1 million, an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 for proceeds of $1.7 million, and the Illini pipeline, which was sold in November 1999 for proceeds of $10.0 million. An agreement to sell the Illini Pipeline was reached in April 1998; however, the approval of the sale was not received from the Illinois Commerce Commission until November 1999. No gains or losses were recognized in connection with these sales. The Company recorded a non-cash, pre-tax

                              NUEVO ENERGY COMPANY


charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company's results of operations included the operating results from these assets through the disposition date, as applicable. Such amounts were not significant relative to total revenues and net operating results for the Company. These assets were not depreciated subsequent to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

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

         On December 31, 1999, the Company completed the sale of its interests in 13 onshore fields and a gas processing plant located in Ventura County, California for an adjusted sales price of $29.6 million. The effective date of the sale was September 1, 1999. A portion of the proceeds, $4.5 million, was deposited in escrow to address possible remediation issues. The funds will remain in escrow until the Los Angeles Regional Water Quality Control Board approves completion of the remediation work. All or any portion of the funds not used in remediation shall be delivered to the Company. The remainder of the proceeds from the sale were used to repay a portion of the Company's outstanding bank debt.

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

                              NUEVO ENERGY COMPANY


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

         In April 1998, the Company acquired an additional working interest in the Marine I Permit in the Congo for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

Subsidiaries

         The Company's domestic oil and gas operations are organized under Nuevo Energy Company. The Company's oil and gas operations in the Congo are organized under The Nuevo Congo Company and Nuevo Congo Ltd., both wholly-owned subsidiaries of Nuevo. From time to time, the Company may set up a new wholly-owned subsidiary for its international oil and gas operations. As of December 31, 1999, the Company did not have any significant operating activities under any other subsidiary.

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

         Production of California San Joaquin Valley heavy oil (defined herein as those fields which produce primarily 15 degrees API quality crude oil or heavier through thermal operations) constituted 40% of the Company's total 1999 output.

         In addition, properties which produce primarily other grades of relatively heavy oil (generally, 19 degrees API or heavier but produced through non-thermal operations) constituted 17% of the Company's total 1999 output.

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

         The Company's Yombo Field production in its Marine I Permit offshore the Congo produces a relatively heavy crude oil (16-20 degrees API gravity) which is processed into a low-sulfur, No. 6 fuel oil product for sale to worldwide markets. Production from this property constituted 9% of the Company's total 1999 output. The market for residual fuel oil differs from the markets for WTI and other benchmark crudes due to its primary use as an industrial or utility fuel versus the higher value transportation fuel component, which is produced from refining most grades of crude oil.

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

         With respect to the Company's offshore oil and gas operations in California, the Company has significant exit cost liabilities. These liabilities include costs for dismantlement, rehabilitation and abandonment. As of December 31, 1999, the Company's net liability for these exit costs were approximately $99 million. The Company is not indemnified for any part of these exit costs.

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

                              NUEVO ENERGY COMPANY


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

Competition

         The Company operates in the highly competitive areas of oil and gas exploration, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment and the availability of alternate fuel sources are factors

                              NUEVO ENERGY COMPANY


that affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which possess greater financial and other resources than the Company. The Company competes with these competitors to acquire producing properties, exploration leases, licenses, concessions and marketing agreements.

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

         The following table sets forth certain information, as of December 31, 1999, which relates to the Company's principal oil and gas properties:

                                                          Net Proved Reserves (SEC)
                                                              December 31, 1999              1999 Production
                                                         ---------------------------   ---------------------------
                                                Gross      Oil*     Gas                  Oil*     Gas
                                                Wells    (Mbbls)   (Mmcf)     MBOE     (Mbbls)   (Mmcf)     MBOE       PV-10**
                                               -------   -------   -------   -------   -------   -------   -------   -----------
U.S. PROPERTIES
California Fields
   Cymric .................................        574    75,285     2,260    75,662     3,798     2,001     4,131   $   420,596
   Midway-Sunset ..........................        483    37,537        --    37,537     2,590        --     2,590       200,526
   Brea Olinda ............................        217    33,275    21,924    36,929       783        55       792       123,790
   Belridge ...............................        342    12,336       683    12,450       676       178       706        89,395
   Santa Clara ............................         26    20,572    37,565    26,833       840       628       944        84,650
   Dos Cuadras ............................         98    13,336     8,407    14,737       660       499       743        61,733
   Point Pedernales .......................         12    13,682     4,584    14,446     2,202       726     2,323        43,622
   Huntington Beach .......................         17     6,533       507     6,617       663        75       676        41,310
   Other                                           632    26,040    58,890    35,855     3,205    10,234     4,912       146,894
                                               -------   -------   -------   -------   -------   -------   -------   -----------
     Total California Fields ..............      2,401   238,596   134,820   261,066    15,417    14,396    17,817     1,212,516
                                               -------   -------   -------   -------   -------   -------   -------   -----------
Other U.S. Fields
   North Frisco City, Alabama .............          6       401     1,132       590       230       185       261         5,999
   Giddings, Texas ........................         13         8     2,724       462         6     1,739       296         3,793
   Other ..................................         27       185     6,449     1,259       239     1,300       455         8,147
                                               -------   -------   -------   -------   -------   -------   -------   -----------
     Total U.S. Properties ................      2,447   239,190   145,125   263,377    15,892    17,620    18,829     1,230,455
                                               -------   -------   -------   -------   -------   -------   -------   -----------

FOREIGN PROPERTIES
   Yombo, Congo ...........................         24    18,017        --    18,017     1,835        --     1,835       126,386
   Masseko, Congo .........................         --     8,031        --     8,031        --        --        --        16,615
                                               -------   -------   -------   -------   -------   -------   -------   -----------
     Total Foreign Properties .............         24    26,048        --    26,048     1,835        --     1,835       143,001
                                               -------   -------   -------   -------   -------   -------   -------   -----------

Unocal contingent payment .................         --        --        --        --        --        --        --       (59,413)
Hedge effect ..............................         --        --        --        --        --        --        --       (69,421)
                                               -------   -------   -------   -------   -------   -------   -------   -----------

TOTAL PROPERTIES                                 2,471   265,238   145,125   289,425    17,727    17,620    20,664   $ 1,244,622
                                               =======   =======   =======   =======   =======   =======   =======   ===========

---------------

*    includes natural gas liquids
**   pre-tax

                              NUEVO ENERGY COMPANY


         The summary of SEC reserves, which is presented on the previous page, is computed based on realized prices at December 31, 1999, held constant over time (see Note 17 to the Notes to Consolidated Financial Statements). Oil prices at December 31, 1999, were unusually high. Management believes that the following reserve information, which reflects fluctuating commodity pricing based on market information available at year-end, is more consistent with management's belief that the current oil and gas prices will revert to long-term historical averages. The following table sets forth this alternative reserve information (based on NYMEX prices of $22.40 per barrel of oil in 2000 and $20.00 per barrel thereafter, and $2.50 per Mcf of gas held constant), as of December 31, 1999. Because the prices used in the following table are lower than the year-end prices Nuevo received for its production, the following does not represent information attributable to "proved reserves" as defined by the SEC.

                                                   Estimated Market Case
                                                     December 31, 1999
                                             ----------------------------------
                                               Oil*         Gas
                                             (Mbbls)       (Mmcf)        MBOE        PV-10**
                                             --------     --------     --------    ----------
         U.S. PROPERTIES
         California Fields
             Cymric...................         72,265        2,247       72,640    $  247,633
             Midway-Sunset............         35,656           --       35,656       114,632
             Brea Olinda..............         33,118       21,866       36,762        78,504
             Santa Clara..............         19,454       35,212       25,323        52,853
             Belridge.................         12,259          661       12,369        50,541
             Dos Cuadras .............         12,058        7,522       13,312        34,388
             Point Pedernales.........         13,636        4,597       14,402        27,533
             Huntington Beach.........          5,915          457        5,991        20,702
             Other....................         22,753       60,677       32,865        90,823
                                             --------     --------     --------    ----------
               Total California
                 Fields...............        227,114      133,239      249,320       717,609
                                             --------     --------     --------    ----------

         Other U.S. Fields
             North Frisco City,
               Alabama................            401        1,132          590         5,054
             Giddings, Texas..........              8        2,737          464         4,134
             Other....................            176        6,471        1,255         8,295
                                             --------     --------     --------    ----------
               Total U.S. Properties..        227,699      143,579      251,629       735,092
                                             --------     --------     --------    ----------

         FOREIGN PROPERTIES
             Yombo, Congo.............         18,589           --       18,589       111,808
             Masseko, Congo...........          8,057           --        8,057         9,777
                                             --------     --------     --------    ----------
               Total Foreign
                 Properties...........         26,646           --       26,646       121,585
                                             --------     --------     --------    ----------

         Hedge effect.....................         --           --           --       (35,179)
                                             --------     --------     --------    ----------

         TOTAL PROPERTIES                     254,345      143,579      278,275    $  821,498
                                             ========     ========     ========    ==========

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

                              NUEVO ENERGY COMPANY


                                                             Gross                Net
                                                          -----------         -----------
                   Developed Acreage                          184,877             115,790
                   Undeveloped Acreage                      5,710,074           4,301,168
                                                          -----------         -----------
                        Total                               5,894,951           4,416,958
                                                          ===========         ===========

The following table sets forth the Company's undeveloped acreage as of December 31, 1999:

                                                              Gross               Net
                                                          -----------         -----------
                   California                                 232,455             111,381
                   Texas                                       37,955              14,144
                   Congo, West Africa:
                        Marine 1 Permit                        38,000              19,000
                   Ghana, West Africa:
                        East Cape Three Points              1,700,000*          1,275,000*
                        Accra-Keta                          2,700,000           2,700,000
                   Tunisia, North Africa                      976,540             170,895
                   Other                                       25,124              10,748
                                                          -----------         -----------
                        Total                               5,710,074           4,301,168
                                                          ===========         ===========

*  Relinquished in February 2000


Productive Wells

         The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 1999. Productive wells are producing wells and wells capable of production.

                                                            Gross             Net
                                                          --------         --------
                   Oil Wells                                 2,361            1,743
                   Gas Wells                                   110               66
                                                          --------         --------
                        Total                                2,471            1,809
                                                          ========         ========

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

                                                     Exploratory Wells
                         ---------------------------------------------------------------------------
                                         Gross                                      Net
                         ----------------------------------       ----------------------------------
                                          Dry                                       Dry
                         Productive      Holes        Total       Productive       Holes       Total
                         ----------      -----        -----       ----------       -----       -----
            1997             9             5           14            6.63           2.33        8.96
            1998             8             6           14            4.09           3.58        7.67
            1999            --             4            4              --           2.33        2.33

                                                      Development Wells
                         ---------------------------------------------------------------------------
                                         Gross                                      Net
                         ----------------------------------       ----------------------------------
                                          Dry                                       Dry
                         Productive      Holes        Total       Productive       Holes       Total
                         ----------      -----        -----       ----------       -----       -----
            1997            236            1           237          217.52         1.00        218.52
            1998            155           --           155          134.43           --        134.43
            1999             44            1            45           40.21         0.33         40.54

Exit Cost Liabilities

         With respect to the Company's offshore oil and gas operations in California, the Company has significant exit cost liabilities. These liabilities include costs for dismantlement, rehabilitation and abandonment. As of December 31, 1999, the Company's net liability for these exit costs were approximately $99 million. The Company is not indemnified for any part of these exit costs.

                              NUEVO ENERGY COMPANY


Gas Plant, Pipelines and Other Facilities

         As of December 31, 1999, the Company owned interests in the following gas plant facilities:

                                                                                 1999
                                                                 Capacity      Throughput       Ownership
   Facility             State              Operator               MMCFD          MMCFD          Interest
   --------             -----         --------------------       --------      ----------       ---------
Stearns Gas Plant     California      Nuevo Energy Company           5             3.2            100%
HS&P Gas Plant        California      Nuevo Energy Company          13             3.7             80%

         In December 1999, the Company sold the Santa Clara Valley Gas Plant, which is located east of Ventura, California, in connection with the Company's sale of its interest in the non-core properties onshore California.

         In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 for proceeds of $2.1 million; an 80% interest in Bright Star Gathering, Inc., which was sold in July 1998 for proceeds of $1.7 million; and the Illini pipeline, which was sold in November 1999 for proceeds of $10.0 million. An agreement to sell the Illini Pipeline was reached in April 1998; however, the approval of the sale was not received from the Illinois Commerce Commission until November 1999. No gains or losses were recognized in connection with these sales. in the Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the current estimated fair value of the Illini pipeline. The Company's results of operations included operating results from these assets through the disposition date, as applicable; however, these assets were not depreciated subsequent to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

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

                              NUEVO ENERGY COMPANY


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

Pricing of Heavy Oil Production

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

                              NUEVO ENERGY COMPANY


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

Hedging

         During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. In a typical swap transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating

                              NUEVO ENERGY COMPANY


price exceeds the fixed price, the Company is required to pay the counterparty the difference. The Company would be required to pay the counterparty the difference between such prices regardless of whether the Company's production was sufficient to cover the quantities specified in the hedge. In addition, the index used to calculate the floating price in a hedge is frequently not the same as the prices actually received for the production hedged. The difference (referred to as basis differential) may be material, and may reduce the benefit or increase the detriment caused by a particular hedge. There is not an established pricing index for hedges of California heavy crude oil production, and the cash market for heavy oil production in California tends to vary widely from index prices typically used in oil hedges. Consequently, prior to 2000, hedging California heavy crude oil was particularly subject to the risks associated with volatile basis differentials. In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell substantially all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. Therefore, the actual price received as a percentage of NYMEX will vary with the Company's production mix. Based on the Company's current production mix, the price received by Nuevo for its California production is expected to average at approximately 72% of WTI. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production, thereby facilitating Nuevo's ability to hedge its realized prices.

As a result of hedging transactions, oil and gas revenues were reduced by $44.9 million in 1999, increased by $0.6 million in 1998 and reduced by $6.0 million in 1997. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price for each type of crude oil that the Company produces in California. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. See Item 7a. "Quantitative and Qualitative Disclosures About Market Risk".

Hedge Policy

The Board of Directors adopted a Commodity Hedging Policy which is implemented by management and is periodically assessed by the Governance Committee of the Board. The Company's policy is designed to meet the following goals, during periods with abnormally low commodity prices: (i) assure the Company can generate sufficient operating cash flow to replace reserves that are produced and (ii) to assure compliance with restrictive debt covenants that would otherwise limit the Company's ability to incur additional debt. It is also the Company's policy that significant capital investments whose rates of return are sensitive to future oil and gas prices be protected from exposure to extreme price volatility.

 The Company's hedging policy is based on the view that oil prices revert to a mean price over the long term. To the extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge so much of its production as is necessary to meet its policy goals for that period. Variations from this approach require Board approval. The Company prohibits hedging activity that is speculative or otherwise increases the Company's risk. The Company recognizes the risks inherent in price management. In order to minimize such risk, the Company has instituted a set of controls addressing approval authority, trading limits and other control procedures. All hedging activity is the responsibility of the Chief Financial Officer. In addition, Internal Audit, which independently reports to the Audit Committee, reviews the Company's price management activity. Competition/Markets for Production

         The Company operates in the highly competitive areas of oil and gas exploration, exploitation, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel

                              NUEVO ENERGY COMPANY


sources and the intermediate transportation of gas are factors which affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which possess greater financial and other resources than the Company.

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

                              NUEVO ENERGY COMPANY


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The principal market on which the Company's Common Stock is traded is the New York Stock Exchange (Symbol: NEV). On March 22, 2000, Nuevo had 17,560,829 shares of common stock outstanding and had reserved 1,936,830 shares of common stock for issuance upon conversion of the TECONS and 2,524,829 shares for issuance pursuant to employee stock options. There were approximately 1,160 stockholders of record and approximately 4,936 additional beneficial owners as of March 22, 2000. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates the use of cash flows for expansion of its operations. In addition, certain restrictions contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 10 to the Notes to Consolidated Financial Statements). The high and low recorded prices of the Company's Common Stock during 1999 and 1998 are presented in the following table:

                                                            Market Price
                                                     --------------------------
                                                       High               Low
                                                     -------            -------
         Quarter Ended:

         March 31, 1999......................        $ 16.38            $  6.13
         June 30, 1999.......................        $ 18.19            $ 11.63
         September 30, 1999..................        $ 18.13            $ 13.50
         December 31, 1999...................        $ 19.50            $ 13.63


         March 31, 1998......................        $ 40.56            $ 30.19
         June 30, 1998.......................        $ 37.81            $ 30.25
         September 30, 1998..................        $ 32.75            $ 15.50
         December 31, 1998...................        $ 23.50            $  9.94

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

                              NUEVO ENERGY COMPANY


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

         On January 10, 2000, the Company amended the Shareholder Rights Plan to provide that if the Company receives and consummates a transaction pursuant to a Qualifying Offer, the provisions of the Shareholder Rights Plan are not triggered. In general, a Qualifying Offer is an all cash, fully-funded tender offer for all outstanding Common Shares by a person who, at the commencement of the offer, beneficially owns less than five percent of the outstanding Common Shares. A Qualifying Offer must remain open for at least 120 days, must be conditioned on the person commencing the Qualifying Offer acquiring at least 75% of the outstanding Common Shares and the per share consideration must exceed the greater of (1) 135% of the highest closing price of the Common Shares during the one-year period prior to the commencement of the Qualifying Offer or (2) 150% of the average closing price of the Common Shares during the 20 day period prior to the commencement of the Qualifying Offer.

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

                                                        As of and for the Years ended December 31,
                                        ---------------------------------------------------------------------------
                                            1999            1998           1997(4)        1996(4)         1995(4)
                                        ------------    ------------    ------------   ------------    ------------
Oil and gas revenues..............      $    239,306    $    240,010    $    331,973   $    279,859    $    102,455
Gas plant revenues................             2,968           2,665          14,826         34,802          27,183
Pipeline and other revenues.......                 4           2,700           5,772          6,774           7,222
Gain on sale of assets, net.......            85,294           5,768           1,372          6,008              --
Interest and other income.........             4,663           1,560           3,335          1,614           1,106
                                        ------------    ------------    ------------   ------------    ------------
     Total revenues...............           332,235         252,703         357,278        329,057         137,966
Total costs and expenses before
     extraordinary item (including
     income taxes and minority
     interest)(3).................           300,793         346,975         367,954        294,779         133,834
Extraordinary loss on early
     extinguishment of debt.......                --              --           3,024             --              --
                                        ------------    ------------    ------------   ------------    ------------
Net income (loss)(1)(5)...........      $     31,442    $    (94,272)   $    (13,700)  $     34,278    $      4,132
                                        ============    ============    ============   ============    ============
Net income (loss) attributable to
     Common stockholders..........      $     31,442    $    (94,272)   $    (13,700)  $     33,339    $      2,660
Earnings (loss) per Common Share -
     Basic(2).....................      $       1.62    $      (4.76)   $      (0.69)  $       1.99    $       0.24
Earnings (loss) per Common share -
     Diluted(2)...................      $       1.61    $      (4.76)   $      (0.69)  $       1.84    $       0.23
Total Assets......................      $    760,030    $    817,685    $    804,286   $    817,643    $    262,359

Long-term debt, net of current
     maturities...................      $    340,750    $    419,150    $    305,940   $    287,038    $    113,032
Company-obligated Mandatorily
     Redeemable Convertible
     Preferred Securities of Nuevo
     Financing I..................      $    115,000    $    115,000    $    115,000   $    115,000    $         --


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

                                                                Year Ended December 31,
                                                      ----------------------------------------
                                                         1999           1998           1997
                                                      ----------     ----------     ----------
             PRODUCTION:
             Oil (MBBLS):
                  East........................               413            838            878
                  West........................            15,272         16,284         14,694
                  Foreign.....................             1,835          1,461          1,555
                                                      ----------     ----------     ----------
                  Total.......................            17,520         18,583         17,127
                                                      ==========     ==========     ==========
             Natural gas (MMCF):
                  East........................             3,224         18,816         20,831
                  West........................            14,396         13,705         14,794
                                                      ----------     ----------     ----------
                  Total.......................            17,620         32,521         35,625
                                                      ==========     ==========     ==========
             Natural gas liquids (MBBLS):
                  East........................                62             67             76
                  West........................               145            156            206
                                                      ----------     ----------     ----------
                  Total.......................               207            223            282
                                                      ==========     ==========     ==========

                              NUEVO ENERGY COMPANY


                                                         Year Ended December 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   --------     --------     --------
             AVERAGE SALES PRICE:
             Oil (per barrel):
                  East........................     $  15.25     $  12.63     $  18.95
                  West........................     $  10.44     $   8.98     $  14.73
                  Foreign.....................     $  16.69     $  10.82     $  14.66
                  Total - exclusive of
                    hedges....................     $  13.82     $   9.26     $  14.94
                  Total - hedge effect........     $  (2.61)    $  (0.01)    $  (0.08)
                                                   --------     --------     --------
                  Total - net of hedge
                    effect....................     $  11.21     $   9.25     $  14.86
                                                   ========     ========     ========
             Natural gas (per MCF):
                  East........................     $   2.00     $   1.80     $   2.08
                  West........................     $   2.33     $   2.21     $   2.06
                  Total - exclusive of
                    hedges....................     $   2.27     $   1.98     $   2.19
                  Total - hedge effect........     $     --     $   0.02     $  (0.13)
                                                   --------     --------     --------
                  Total - net of hedge
                    effect....................     $   2.27     $   2.00     $   2.06
                                                   ========     ========     ========

           AVERAGE UNIT PRODUCTION COST PER
             EQUIVALENT BARREL (6 MCF EQUAL 1
             BARREL):
                  East........................     $   2.45     $   2.88     $   2.71
                  West........................     $   6.28     $   5.94     $   5.53
                  Foreign.....................     $   7.01     $   8.14     $   7.70
                  Total.......................     $   6.15     $   5.56     $   5.14

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

                              NUEVO ENERGY COMPANY


value) of dismantlement, abandonment and site remediation are computed by the Company's independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method.

         The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on market information available at year-end in its estimate of future net revenues. During 1998, the Company recorded a fair value impairment totaling $60.8 million on its East Coalinga, Las Cienegas, Beta, Point Pedernales and South Mountain fields and certain other insignificant oil and gas properties due to the significant, sustained decline in domestic oil prices during the year from an average Company realized price of $14.86 per barrel for 1997 to an average realized price of $9.25 per barrel in 1998. During 1997, the Company recorded a fair value impairment totaling $30.0 million on its Brea Olinda field and certain other insignificant oil and gas properties due to decreases in the fair value of the depletable units attributable to a decline in domestic oil prices. No such impairment was recognized during 1999.

         Interest costs associated with non-producing leases and exploration and development projects are capitalized only for the period that activities are in progress to bring these projects to their intended use. The capitalization rates are based on the Company's weighted average cost of funds used to finance expenditures.

         Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

Financing Activities

         The Company had $341.5 million in outstanding indebtedness at December 31, 1999, which is scheduled to mature as follows (amounts in thousands):

                          2000................................      $       750
                          2001................................               --
                          2002................................               --
                          2003................................           81,000
                          2004................................               --
                          Thereafter..........................          259,750
                                                                    -----------
                                                                    $   341,500
                                                                    ===========

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

                              NUEVO ENERGY COMPANY


         Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on June 1 and December 1. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds of asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. The 9 1/2% Notes are not currently guaranteed by Nuevo's subsidiaries but are required to be guaranteed by any subsidiary that guarantees indebtedness ranking equal as to right of payment to the 9 1/2% Notes or subordinated indebtedness. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

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

                              NUEVO ENERGY COMPANY


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

Results of Operations

Revenues

         The Company has experienced significant oil and gas revenue volatility in recent years. Beginning in late 1997 and continuing through early 1999, oil prices were very low compared with historical prices. Oil prices improved significantly during 1999. During this three-year period, the volatility of oil and gas prices directly impacted revenues. For the purpose of reducing exposure to decreases in oil and gas prices, the Company utilizes derivative financial instruments in accordance with its price risk management policy, which was adopted in 1999. As a result of such hedging transactions, oil and gas revenues were reduced by $44.9 million in 1999, increased by $0.6 million in 1998, and reduced by $6.0 million in 1997.

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

                              NUEVO ENERGY COMPANY


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

                              NUEVO ENERGY COMPANY


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

                              NUEVO ENERGY COMPANY


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

         The Company believes its working capital, cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development budget through 2000. The Company had an unused commitment under the Credit Facility of $219.0 million at December 31, 1999. The Borrowing Base was redetermined in connection with the Company's sale of its East Texas natural gas assets. As a result of this sale and the low oil price environment in early 1999, the Borrowing Base was reduced to $200.0 million effective January 6, 1999. In October 1999, the Borrowing Base was increased to $300.0 million, as a result of the significant increase in commodity prices and the inclusion of recently acquired oil and gas assets in California. At December 31, 1999, maturities of long-term debt for the next five years totaled $81.8 million.

                              NUEVO ENERGY COMPANY


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

         In 1999, the Company's Board of Directors adopted a Commodity Hedging Policy which is implemented by management and is periodically assessed by the Governance Committee of the Board. The Company's policy is designed to meet the following goals, during periods with abnormally low commodity prices: (i) assure the Company can generate sufficient operating cash flow to replace reserves that are produced and to (ii) assure compliance with restrictive debt covenants that would otherwise limit the Company's ability to incur additional debt. It is also the Company's policy that significant capital investments whose rates of return are sensitive to future oil and gas prices be protected from exposure to extreme price volatility.

         The Company's hedging policy is based on the view that oil prices revert to a mean price over the long term. To the extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge so much of its production as is necessary to meet its policy goals for that period. Variations from this approach require Board approval. The Company prohibits hedging activity that is speculative or otherwise increases the Company's risk. The Company recognizes the risks inherent in price management. In order to minimize such risk, the Company has instituted a set of controls addressing approval authority, trading limits and other control procedures. All hedging activity is the responsibility of the Chief Financial Officer. In addition, Internal Audit, which independently reports to the Audit Committee, reviews the Company's price management activity.

         For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price for each type of crude oil that the Company produces in California. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million. A 10% increase in the underlying commodity prices would increase this loss by $18.8 million.

         For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At December 31, 1999, the market value of these swaps was a gain of $0.5 million.

         On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Notes to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at December 1, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2% Notes from 9.5% to 7.09%, or 241 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. At December 31, 1999, the Company recorded an unrealized gain of $131,000 related to the fair value of the notes.

         The Company set a base level capital spending budget for 2000 of approximately $110.0 million, plus up to an additional $30.0 million depending on the level of crude oil prices. In the Company's 2000 base level capital

                              NUEVO ENERGY COMPANY


budget, approximately $77.0 million is allocated to exploitation and development projects and approximately $33.0 million is directed to exploration and business development. Exploitation spending is anticipated to consist of $74.0 million in California ($68.0 million of which is for proved undeveloped reserves), $1.0 million in the Gulf Coast region, and $2.0 million internationally. If the crude oil forward strip remains above $20.00 per BBL, the California exploitation budget will increase to approximately $104.0 million. Of the total California exploitation budget, the Company expects to spend approximately $52.0 million to drill and complete 120 wells and on related facilities at the Company's Cymric field. Exploration spending is planned to be allocated $11.0 million in California, and $8.0 million internationally. The remaining $14.0 million is allocated to business development and other capital projects. The Company believes that its cash flows from operations and available borrowings under its Credit Facility will be sufficient to finance this capital budget. The Company has not prepared a capital budget for periods after 2000.

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

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. The Company incurred clean-up and repair costs of $0.5 million, and $3.2 million during 1999, 1998, and 1997, respectively. As of December 31, 1999, the Company had received insurance reimbursements of $3.7 million, with a remaining insurance receivable of $1.4 million. For amounts not covered by insurance, including the $120,000 deductible, the Company recorded lease operating expenses of $0.4 million, $0.5 million, and $0.1 million during 1999, 1998, and 1997, respectively. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company accrued $0.7 million as of December 31, 1999. Although, the Company may have additional exposure, such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

         The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC. The political risk insurance through OPIC covers up to $25.0 million relating to expropriation and political violence, which is the maximum coverage available through OPIC. The Company has no deductible for this insurance.

         The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore Congo for the years 1994 though 1997. In June 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

         In connection with their respective February 1995 acquisitions of two subsidiaries (each a "Congo subsidiary"), owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses (net operating losses of any domestic corporation that are subject to an income tax of a foreign country without regard to the source of its income or on a residence basis) utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was

                              NUEVO ENERGY COMPANY


incurred for US income tax purposes. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

         During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operation in the Congo in the future.

         In 1996, the previous Congo government requested that the convention governing the Marine I Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). Preliminary discussions were held with the government in early 1997. Nuevo is under no obligation to convert to a PSA, and its existing convention is valid and protected by law. The Company's position is that any conversion to a PSA would have no detrimental impact to Nuevo, otherwise, Nuevo will not agree to any such conversion. In late 1997, a new government was established in the Congo. The new government has recently begun discussions with Nuevo and its partner concerning the conversion to a PSA. Discussions with the new government are ongoing and, to date, no agreement has been reached concerning conversion to a PSA.

Contingent Payment and Price Sharing Agreements

         In connection with the acquisition of the properties located in California from Unocal in 1996, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices will be netted down to the field level using a fixed differential equal to approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset future, possible contingent payment when prices are $.50 per Bbl or more below the minimum price. As of December 31, 1999, the Company had accumulated $30.8 million in price credits since the inception of the agreement. These accumulated credits will be used to reduce future amounts owed under the contingent payment.

         In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. There is no termination date associated with this agreement. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo only owns upside above $15.19 per Bbl on approximately 44% of its Congo production. In 1997, the Company paid the seller $845,000 pursuant to this price sharing agreement. This payment was accounted for as a reduction in oil revenues. No such payments were due in 1998 or 1999.

         The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its interest from Torch in 1996. The realized oil price on these properties is capped at $9.00 per Bbl, with the excess field price over the realized price, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo only owns upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production.

                              NUEVO ENERGY COMPANY


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

         Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company reduces its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. In a typical swap transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty the difference. In a typical option contract, the Company purchases the right to receive from the counterparty the difference, if any, between a fixed price specified in the option less a floating market price. If the floating price is above the fixed price, the Company is not entitled to a payment The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

         During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. To accomplish this, the policy requires that derivative financial instruments must be entered into at least 18 months in advance of the effective period. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price for each type of crude oil that the Company produces in California. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million. A 10% increase in the underlying commodity prices would increase this loss by $18.8 million.

         For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. At December 31, 1999, the market value of these swaps was a gain of $0.5 million. The Company has not hedged in excess of its anticipated 2001 production. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

         Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. On February 26, 1999, the Company entered into a swap agreement, with a notional amount of $16.4 million, which hedges the price at which the Company may repurchase a portion of its fixed rate debt and effectively converts such debt to a floating rate exposure for a period of 364 days. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider. In addition, the swap arrangement also effectively hedges the price at which these notes can be repurchased by the Company. At December 31, 1999, the Company recorded an unrealized gain adjustment of $131,000 related to the fair value of the notes.

The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at December 31, 1999:

                              NUEVO ENERGY COMPANY


                                                                                                         Fair
                                                                                                         Value
                                     2000    2001     2002      2003       Thereafter      Total       Liability
                                     ----    ----     ----      ----       ----------      -----       ---------
Long-term debt, including
current maturities:
Variable rate                        $750      --       --     $81,000             --      $81,750       $81,750
Average interest rate                5.8%      --       --       7.13%             --        7.12%

Fixed rate                             --      --       --          --       $259,750     $259,750      $256,972
Average interest rate                  --      --       --          --           9.5%         9.5%

                              NUEVO ENERGY COMPANY




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                           PAGE
                                                                          NUMBER
                                                                          ------



Independent Auditors' Report............................................    41

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999
      and 1998..........................................................    42

Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998 and 1997 (Restated).......................    43

Consolidated Statements of Changes in Stockholders'
      Equity for the Years Ended December 31, 1999,
      1998 and 1997 (Restated)..........................................    44

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997 (Restated).......................    45

Notes to Consolidated Financial Statements..............................    46

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



                                                            KPMG LLP

Houston, Texas
February 10, 2000

                              NUEVO ENERGY COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          1999             1998
                                                                                      -----------      -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents .................................................     $    10,288      $     7,403
      Accounts receivable .......................................................          45,004           25,096
      Product inventory .........................................................           4,610            5,998
      Assets held for sale ......................................................              --          120,055
      Prepaid expenses and other ................................................           6,389            2,700
                                                                                      -----------      -----------
           Total current assets .................................................          66,291          161,252
                                                                                      -----------      -----------
PROPERTY AND EQUIPMENT, at cost:
      Land ......................................................................          51,017           51,038
      Oil and gas properties (successful efforts method) ........................       1,002,779          959,348
      Gas plant facilities ......................................................          12,140           17,112
      Other facilities ..........................................................          11,874            6,696
                                                                                      -----------      -----------
                                                                                        1,077,810        1,034,194
      Accumulated depreciation, depletion and amortization ......................        (429,349)        (417,622)
                                                                                      -----------      -----------
                                                                                          648,461          616,572
                                                                                      -----------      -----------
DEFERRED TAX ASSETS, net ........................................................          24,005           27,534
OTHER ASSETS ....................................................................          21,273           12,327
                                                                                      -----------      -----------
                                                                                      $   760,030      $   817,685
                                                                                      ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
      Accounts payable ..........................................................     $    20,492      $    24,393
      Accrued interest ..........................................................           2,353            4,161
      Accrued drilling costs ....................................................          13,242            8,380
      Accrued lease operating costs .............................................          13,956            4,694
      Other accrued liabilities .................................................          10,557            4,843
      Current maturities of long-term debt ......................................             750            3,152
                                                                                      -----------      -----------
           Total current liabilities ............................................          61,350           49,623
                                                                                      -----------      -----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES .......................................         340,750          419,150
OTHER LONG-TERM LIABILITIES .....................................................           9,292            2,034
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  CONVERTIBLE PREFERRED SECURITIES OF NUEVO FINANCING I .........................         115,000          115,000
CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value, 10,000,000 shares authorized; 7%
        Cumulative Convertible Preferred Stock, none issued and outstanding at
        December 31, 1999 and 1998  .............................................              --               --
      Common stock, $0.01 par value, 50,000,000 shares authorized, 20,437,371 and
        20,308,462 shares issued and 17,931,393 and 19,786,827 shares outstanding
        at December 31, 1999 and 1998, respectively .............................             204              203
      Additional paid-in capital ................................................         357,855          355,600
      Treasury stock, at cost, 2,430,074 and 473,876 shares, at December 31, 1999
        and 1998, respectively ..................................................         (49,605)         (19,335)
      Stock held by benefit trust, 75,904 and 47,759 shares, at December 31, 1999
        and 1998, respectively ..................................................          (3,184)          (1,732)
      Deferred stock compensation ...............................................            (216)              --
      Accumulated deficit .......................................................         (71,416)        (102,858)
                                                                                      -----------      -----------
           Total stockholders' equity ...........................................         233,638          231,878
                                                                                      -----------      -----------
                                                                                      $   760,030      $   817,685
                                                                                      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                              NUEVO ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               Year Ended December 31,
                                                                                       --------------------------------------
                                                                                          1999          1998           1997*
                                                                                       ---------     ---------      ---------
REVENUES:
      Oil and gas revenues ........................................................    $ 239,306     $ 240,010      $ 331,973
      Gas plant revenues ..........................................................        2,968         2,665         14,826
      Pipeline and other revenues .................................................            4         2,700          5,772
      Gain on sale of assets, net .................................................       85,294         5,768          1,372
      Interest and other income ...................................................        4,663         1,560          3,335
                                                                                       ---------     ---------      ---------
                                                                                         332,235       252,703        357,278
                                                                                       ---------     ---------      ---------
COSTS AND EXPENSES:
      Lease operating expenses ....................................................      127,164       134,704        120,042
      Gas plant operating expenses ................................................        3,385         3,202         13,356
      Pipeline and other operating costs ..........................................          286         2,028          5,243
      Exploration costs ...........................................................       14,017        16,562         11,082
      (Revision of) provision for impairment on assets held for sale ..............           --        (3,740)        23,942
      Provision for impairment of oil and gas properties ..........................           --        68,904         30,000
      General and administrative expenses .........................................       18,137        13,636         17,396
      Outsourcing fees ............................................................       14,129        14,458         14,410
      Depreciation, depletion and amortization ....................................       80,652        85,036        102,158
      Interest expense ............................................................       33,110        32,471         27,357
      Dividends on Guaranteed Preferred Beneficial Interests in Company's
        Convertible Debentures (TECONS) ...........................................        6,613         6,613          6,613
      Other expense ...............................................................        8,659         5,726          3,019
                                                                                       ---------     ---------      ---------
                                                                                         306,152       379,600        374,618
                                                                                       ---------     ---------      ---------
Income (loss) before income taxes, minority interest and extraordinary
   item ...........................................................................       26,083      (126,897)       (17,340)
Income tax benefit ................................................................        5,359        32,625          6,656
Minority interest in loss of subsidiary ...........................................           --            --              8
                                                                                       ---------     ---------      ---------
Income (loss) before extraordinary item ...........................................       31,442       (94,272)       (10,676)
Extraordinary loss on early extinguishment of debt, net of income tax benefit of
   $2,037 .........................................................................           --            --         (3,024)
                                                                                       ---------     ---------      ---------
Net income (loss) .................................................................    $  31,442     $ (94,272)     $ (13,700)
                                                                                       =========     =========      =========

Earnings (loss) per Common share -- Basic:
      Income (loss) before extraordinary item (net of dividends on
         preferred stock) .........................................................    $    1.62     $   (4.76)     $   (0.54)
      Extraordinary loss on early extinguishment of debt, net of income
         tax benefit ..............................................................           --            --          (0.15)
                                                                                       ---------     ---------      ---------
      Net income (loss) ...........................................................    $    1.62     $   (4.76)     $   (0.69)
                                                                                       =========     =========      =========

Weighted average Common shares outstanding ........................................       19,418        19,795         19,796
                                                                                       =========     =========      =========

Earnings (loss) per Common share -- Diluted:
      Income (loss) before extraordinary item .....................................    $    1.61     $   (4.76)     $   (0.54)
      Extraordinary loss on early extinguishment of debt, net of income
         tax benefit ..............................................................           --            --          (0.15)
                                                                                       ---------     ---------      ---------
      Net income (loss) ...........................................................    $    1.61     $   (4.76)     $   (0.69)
                                                                                       =========     =========      =========
Weighted average Common and dilutive potential Common shares outstanding ..........       19,571        19,795         19,796
                                                                                       =========     =========      =========

----------
* Restated
                 See Notes to Consolidated Financial Statements.

                              NUEVO ENERGY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)


                                     Common Stock       Additional              Stock held     Deferred    Retained       Total
                                 ---------------------   Paid-In    Treasury    by Benefit       Stock     Earnings    Stockholders'
                                  Shares       Amount    Capital      Stock        Trust     Compensation  (Deficit)      Equity
                                 ---------   ---------  ---------   ---------    ---------     ---------   ---------     ---------
January 1, 1997 ...............     19,852   $     199  $ 340,126   $      --    $      --     $      --   $   5,114     $ 345,439
                                 =========   =========  =========   =========    =========     =========   =========     =========
Exercise of stock options and
   related tax benefit ........        386           3     11,332          --           --            --          --        11,335
Stock put options .............         --          --      1,630          --           --            --          --         1,630
Employee stock awards .........         --          --      1,208          --           --            --          --         1,208
Purchase of Treasury Shares ...       (542)         --         --     (21,173)          --            --          --       (21,173)
Stock acquired by benefit
   trust ......................         --          --         --       1,244       (1,244)           --          --            --
Net loss* .....................         --          --         --          --           --            --     (13,700)      (13,700)
                                 ---------   ---------  ---------   ---------    ---------     ---------   ---------     ---------
December 31, 1997* ............     19,696         202    354,296     (19,929)      (1,244)           --      (8,586)      324,739
                                 =========   =========  =========   =========    =========     =========   =========     =========
Exercise of stock options and
   related tax benefit ........         70           1      1,304          --           --            --          --         1,305
Stock acquired by benefit
   trust                                --          --         --         488       (1,341)           --          --          (853)
Withdrawal from benefit
   trust ......................         18          --         --          --          853            --          --           853
Sale of Treasury Shares .......          3          --         --         106           --            --          --           106
Net loss ......................         --          --         --          --           --            --     (94,272)      (94,272)
                                 ---------   ---------  ---------   ---------    ---------     ---------   ---------     ---------
December 31, 1998 .............     19,787         203    355,600     (19,335)      (1,732)           --    (102,858)      231,878
                                 =========   =========  =========   =========    =========     =========   =========     =========
Exercise of stock options and
   related tax benefit ........        129           1      1,810          --           --            --          --         1,811
Stock acquired by benefit
   trust ......................         --          --         --       1,850       (1,850)           --          --            --
Issuance of warrants and
   other ......................         --          --        120          --           --            --          --           120
Withdrawal from benefit
   trust ......................         14          --         --          --          398            --          --           398
Purchase of Treasury Shares ...     (1,999)         --         --     (32,120)          --            --          --       (32,120)
Deferred stock compensation ...         --          --        325          --           --          (216)         --           109
Net income ....................         --          --         --          --           --            --      31,442        31,442
                                 ---------   ---------  ---------   ---------    ---------     ---------   ---------     ---------
December 31, 1999 .............     17,931   $     204  $ 357,855   $ (49,605)   $  (3,184)    $    (216)  $ (71,416)    $ 233,638
                                 =========   =========  =========   =========    =========     =========   =========     =========


----------
* Restated
                 See Notes to Consolidated Financial Statements.

                              NUEVO ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                               Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                        1999            1998             1997*
                                                                                     ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................      $  31,442       $ (94,272)       $ (13,700)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation, depletion and amortization .............................         80,652          85,036          102,158
         Dry hole costs .......................................................          8,051          12,962            9,311
         Amortization of debt financing costs .................................          1,696           1,643            1,513
         Amortization of deferred revenue .....................................             --          (1,625)          (3,203)
         (Revision of) provision for impairment on assets held for sale .......             --          (3,740)          23,942
         Provision for impairment of oil and gas properties ...................             --          68,904           30,000
         Gain on sale of assets, net ..........................................        (85,294)         (5,768)          (1,372)
         Loss on early extinguishment of debt .................................             --              --            5,061
         Stock awards .........................................................            109              --            1,208
         Deferred taxes .......................................................         (6,559)        (32,520)          (9,249)
         Appreciation (depreciation) of deferred compensation liability .......            801          (1,138)              --
         Debt modification costs ..............................................          3,064              --               --
         Other ................................................................            120              --               (8)
                                                                                     ---------       ---------        ---------
                                                                                        34,082          29,482          145,661
   Changes in assets and liabilities, net of acquisition effects:
         Accounts receivable ..................................................        (20,461)         13,051              578
         Gas imbalances .......................................................            (92)            333               20
         Accounts payable .....................................................         (4,527)          6,634            1,663
         Accrued liabilities ..................................................         17,901          (5,813)          13,719
         Other ................................................................         (2,879)         (7,854)           3,821
                                                                                     ---------       ---------        ---------
             NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ..................         24,024          35,833          165,462
                                                                                     ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties ........................................       (125,919)       (157,352)        (195,108)
   Proceeds from sale of gas plant ............................................             --              --           24,992
   Proceeds from sales of properties ..........................................        234,312          11,830            2,385
   Additions to gas plant and other facilities ................................        (10,247)         (2,813)          (1,747)
                                                                                     ---------       ---------        ---------
             NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ........         98,146        (148,335)        (169,478)
                                                                                     ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...................................................        142,590         240,900          234,000
   Debt issuance and modification costs .......................................         (8,053)         (3,360)              --
   Payments of long-term debt .................................................       (223,392)       (128,254)        (217,503)
   Proceeds from exercise of stock options ....................................          1,690           1,305            6,074
   Premium on early extinguishment of debt ....................................             --              --           (3,440)
   Proceeds from sale of stock put options ....................................             --              --            1,630
   Proceeds from sale of treasury stock .......................................             --             106               --
   Purchase of treasury shares ................................................        (32,120)             --          (21,173)
                                                                                     ---------       ---------        ---------
         NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES ............       (119,285)        110,697             (412)
                                                                                     ---------       ---------        ---------
Net increase (decrease) in cash and cash equivalents ..........................          2,885          (1,805)          (4,428)
Cash and cash equivalents at beginning of year ................................          7,403           9,208           13,636
                                                                                     ---------       ---------        ---------
Cash and cash equivalents at end of year ......................................      $  10,288       $   7,403        $   9,208
                                                                                     =========       =========        =========

----------
* Restated
                 See Notes to Consolidated Financial Statements.

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

        Costs of productive wells, development dry holes and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Total estimated costs of approximately $99.0 million (net of salvage value) for future dismantlement, abandonment and site remediation are computed by the Company's independent reserve engineers and are included when calculating depreciation and depletion using the unit-of-production method. At December 31, 1999, the Company had recorded $50.2 million as a component of accumulated depreciation, depletion and amortization.

        The Company reviews proved oil and gas properties on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the value of the undiscounted expected future net revenues computed by application of estimated future oil and gas prices, production and expenses, as determined by management, to estimated future production of oil and gas reserves over the economic life of the reserves. If the carrying value exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that depletable unit. The Company considers all proved reserves and commodity pricing based on market information in its estimate of future net revenues. During 1998, the Company recorded a fair value impairment totaling $60.8 million on its East Coalinga, Las Cienegas, Beta, Point Pedernales and South Mountain fields and certain other insignificant oil and gas properties due to the significant, sustained decline in domestic oil prices during the year from an average Company realized price of $14.86 per barrel for 1997 to an average realized price of $9.25 per barrel in 1998. During 1997, the Company recorded a fair value impairment totaling $30.0 million on its Brea Olinda field and certain other insignificant oil and gas properties due to decreases in the fair value of the depletable units attributable to a decline in domestic oil prices. No such impairment was recognized during 1999.

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

      Gas Plant and Other Facilities

        Gas plant and other facilities include the costs to acquire certain gas plant and other facilities and to secure rights-of-way. Capitalized costs associated with gas plant and other facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated

                              NUEVO ENERGY COMPANY
useful lives of such assets range from three to thirty years. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

      Recognition of Crude Oil and Natural Gas Revenue

        The Company uses the entitlement method for recording sales of crude oil and natural gas from producing wells. Under the entitlement method, revenue is recorded based on the Company's net revenue interest in production. Deliveries of crude oil and natural gas in excess of the Company's net revenue interests are recorded as liabilities and under-deliveries are recorded as assets. Production imbalances are recorded at the lower of the sales price in effect at the time of production or the current market value. Substantially all such amounts are anticipated to be settled with production in future periods. The Company's imbalance position was not significant in terms of units or value at December 31, 1999 and 1998.

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

                              NUEVO ENERGY COMPANY

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

                              NUEVO ENERGY COMPANY

3.  ACQUISITIONS

        In June 1999, the Company acquired working interests in oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. The working interests in the acquired properties range from an additional 25% interest in properties already owned and operated by the Company to 100%. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets (see discussion in Note 4). Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999. The acquired properties had estimated net proved reserves at June 30, 1999, of 33.7 million barrels of oil equivalent ("BOE") and are either additional interests in the Company's existing properties or are located near its existing properties. The acquisition included interests in Cymric, East Coalinga, Dos Cuadras, Buena Vista Hills and other fields the Company operates.

        In April 1998, the Company acquired an additional working interest in the Marine I Permit in the Republic of Congo, West Africa ("Congo") for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

4.  DIVESTITURES

        On December 31, 1999, the Company completed the sale of its working interests (ranging from 8% to 100%) in 13 onshore fields and a gas processing plant located in Ventura County, California, to Vintage Petroleum, Inc. The effective date of the sale was September 1, 1999. Accordingly, the Company reclassified these properties to assets held for sale and discontinued depleting and depreciating these assets during the third quarter of 1999. Revenues less costs for the period September 1, 1999, through December 31, 1999, and other adjustments resulted in an adjusted sales price of $29.6 million at closing on December 31, 1999. A portion of the proceeds, $4.5 million, was deposited in escrow to address possible remediation issues. The funds will remain in escrow until the Los Angeles Regional Water Quality Control Board approves completion of the remediation work. All or any portion of the funds not used in remediation shall be delivered to the Company. The remainder of the proceeds from the sale were used to repay a portion of the Company's outstanding bank debt. The assets accounted for approximately 3% of Nuevo's September 1, 1999 estimated proved reserves. Production from the properties for the year ended December 31, 1999, averaged 2,510 barrels of oil equivalent per day. The Company recorded a gain of $5.3 million on the sale of these properties.

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

        During the third quarter of 1998, the Company sold its 100% working interest in the Sansinena field in California for proceeds of $4.2 million, and recorded a gain on the sale of $4.1 million. During the first quarter of 1998, the Company sold its 100% working interest in the Coke field in Chapel Hill, Texas for proceeds of $1.9 million, and recorded a $1.7 million gain on this sale.

        In December 1997, the Company announced its intention to dispose of the remainder of its non-core gas gathering, pipeline and storage assets during 1998. The decision was made to dispose of these assets as they did not directly contribute to the Company's core oil and gas operations. Such assets included: the Company's 48.5% interest in the Richfield Gas Storage facility, which was sold in February 1998 for proceeds of $2.1 million; an

                              NUEVO ENERGY COMPANY

80% interest in Bright Star Gathering, Inc., which was sold in July 1998 for proceeds of $1.7 million; and the Illini pipeline, which was sold in November 1999 for proceeds of $10.0 million. An agreement to sell the Illini Pipeline was reached in April 1998; however, the approval of the sale was not received from the Illinois Commerce Commission until November 1999. No gains or losses were recognized in connection with these sales. The Company recorded a non-cash, pre-tax charge to fourth quarter 1997 earnings of $23.9 million, reflecting the estimated loss on the disposition of these assets. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair value of the Illini pipeline. The Company's results of operations included the operating results from these assets through the disposition date, as applicable. Such amounts were not significant relative to total revenues and net operating results for the Company. These assets were not depreciated subsequent to 1997. The Company retained its remaining two California gas plants, as these plants are strategic assets for the Company's oil and gas activities in California.

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

        During the first quarter of 1997, the Company sold its 25% working interest in the Second Bayou field in Cameron Parish, Louisiana for proceeds of $1.5 million, and recorded a gain of $1.4 million. During the third quarter of 1997, the Company recognized a loss of $1.6 million on the sale of its 80% working interest in South Timbalier Block 8. Proceeds for this sale were $1.5 million. In addition, the Company recorded a negative revision of $679,000 related to a gain on sale of properties in a prior period.

5.  PRODUCTION PAYMENTS

        In April 1994, the Company entered into a four-year commitment for a $30.0 million volumetric production payment for the development of certain infill drilling locations in the Oak Hill field in East Texas. The proceeds from this agreement financed the capital expenditures for well drilling, fracturing and completing and for surface facility installations. The advance under the production payment obligated the Company to deliver a fixed volume of natural gas, based upon prevailing market conditions at the time of the advance as determined by the third-party. During 1994, the Company received $18.4 million, committing the Company to deliver 10.7 BCF of natural gas through December 1998. The Company did not receive any other advances under this commitment. This commitment terminated on December 31, 1998.

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

        The major components of compensation under each Torch agreement are as follows: (i) under the oil and gas administration agreement, Nuevo is charged a monthly base fee which is adjusted upward or downward to reflect the current number and type of properties for which services are provided; (ii) under the human resources agreement, Nuevo is charged a monthly base fee which is adjusted upward or downward to reflect changes in the total number of its employees;
(iii) the corporate administrative services agreement and the land leasing agreement

                              NUEVO ENERGY COMPANY
each provide for a monthly base which entitles Nuevo to a specified amount of services while incremental services are charged on a time and materials basis;
(iv) both the crude oil and natural gas marketing agreements obligate Nuevo to pay a base charge and a variable charge based on the volume of crude oil and natural gas sold or marketed; and (v) under the field operation agreement, Nuevo is charged a base fee and pays performance based incentive fees related to, among other matters, regulatory compliance and cost control.

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


7.  RELATED PARTY TRANSACTIONS


        On April 9, 1996, a broker's fee of 30,000 warrants was granted to a company, of which a director of the Company is a partner, for services associated with the acquisition of the Unocal Properties. These warrants had an exercise price of $28.00 and were exercised in the first quarter of 1997. The warrants contained a settlement provision whereby the Company, at its election, could convert the warrants into shares of Common Stock based on the ratio of the market price of the Company's Common Stock on the date of conversion over the warrant exercise price, divided by the market price of the Company's Common Stock. Changes in the fair value of the warrants subsequent to their issuance were not recorded. During the first quarter of 1997, these warrants were converted into Common Stock based on the formula discussed above, resulting in no cash received by the Company in connection with the conversion. The market price on the date of conversion was $50.25, resulting in the issuance of 13,284 shares of Common Stock.

        Included in general and administrative expenses for 1997 was a $1.7 million severance payment to the Company's former President and Chief Executive Officer.

8.  STOCKHOLDERS' EQUITY

      Common and Preferred Stock

        The Certificate of Incorporation of the Company authorizes the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of Common Stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends that may be declared. Under the terms of the most restrictive covenant in its indenture for the 9 1/2% Senior Subordinated Notes due 2008 described in Note 10, the Company and its restricted subsidiaries had $25.7 million available for the payment of dividends and share repurchases at December 31, 1999. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future.

                              NUEVO ENERGY COMPANY

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

                                                                        For the Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                               1999                  1998                   1997*
                                                       -------------------   --------------------   --------------------
                                                        Income     Shares      Loss       Shares      Loss       Shares
                                                       --------   --------   --------    --------   --------    --------
Earnings (loss) before extraordinary item per Common
share -- Basic .....................................   $ 31,442     19,418   $(94,272)     19,795   $(10,676)     19,796
Effect of dilutive securities:
Stock options ......................................         --        153         --          --         --          --
                                                       --------   --------   --------    --------   --------    --------
Earnings (loss) before extraordinary item per Common
share -- Diluted ...................................   $ 31,442     19,571   $(94,272)     19,795   $(10,676)     19,796
                                                       ========   ========   ========    ========   ========    ========

----------
* Restated

      Treasury Stock Repurchases

           In March 1997, the Board of Directors authorized the open market repurchase of up to 1,000,000 shares of outstanding Common Stock during 1997, at times and prices deemed attractive by management. During April 1997, the Company repurchased 542,491 shares of Common Stock, at an average purchase price of $39.03 per share.

           Since December 1997, the Board of Directors of the Company authorized the open market repurchase of up to 3,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management. During 1999, the Company repurchased 1,999,100 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.50 per share. No Common Stock was repurchased during 1998. As of March 22, 2000, the Company had repurchased 2,610,600 shares at an average purchase price of $16.75 per share, including commissions, under the current share repurchase program.

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

                              NUEVO ENERGY COMPANY

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

        On January 10, 2000, the Company amended the Shareholder Rights Plan to provide that if the Company receives and consummates a transaction pursuant to a Qualifying Offer, the provisions of the Shareholder Rights Plan are not triggered. In general, a Qualifying Offer is an all cash, fully-funded tender offer for all outstanding Common Shares by a person who, at the commencement of the offer, beneficially owns less than five percent of the outstanding Common Shares. A Qualifying Offer must remain open for at least 120 days, must be conditioned on the person commencing the Qualifying Offer acquiring at least 75% of the outstanding Common Shares and the per share consideration must exceed the greater of (1) 135% of the highest closing price of the Common Shares during the one-year period prior to the commencement of the Qualifying Offer or (2) 150% of the average closing price of the Common Shares during the 20 day period prior to the commencement of the Qualifying Offer.

      Executive Compensation Plan

        During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the shares of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and restricted for a two-year period. The stock held in the benefit trust (75,904 shares, 47,759 shares and 45,119 shares at December 31, 1999, 1998 and 1997, respectively) is accounted for as a liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded total expenses related to deferred compensation of $1.7 million in 1999, a net benefit of $0.6 million in 1998 and expenses of $0.8 million in 1997. The Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. Upon withdrawal from the Plan, the obligation to the employee can be settled by the Company in cash or Common Stock, at the option of the employee. The Plan applies to all executives at a level of Vice-President and above.

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

        A summary of activity in the stock option plans during the three years ended 1999 is set forth below:

                                                                          Weighted-
                                                                           Average
                                                         Options        Exercise Price
                                                         -------        --------------
Outstanding at January 1, 1997....................      1,766,138          $24.24
      Granted.....................................        652,875          $41.89
      Exercised...................................       (328,550)         $18.59
      Canceled....................................         (1,000)         $47.88
                                                        ---------
Outstanding at December 31, 1997..................      2,089,463          $30.61
      Granted.....................................      1,124,800 *        $16.27
      Exercised...................................        (70,925)         $18.35
      Canceled....................................       (466,975)*        $36.19
                                                        ---------
Outstanding at December 31, 1998..................      2,676,363          $23.94
      Granted.....................................        481,225          $16.02
      Exercised...................................       (128,909)         $14.16
      Canceled....................................       (411,500)         $25.52
                                                        ---------
Outstanding at December 31, 1999..................      2,617,179          $22.72
                                                        =========

        *Reflects the cancellation and re-issuance of 401,850 non-executive employee stock options on December 14, 1998.

        The Company had 2,202,454 options and 1,756,263 options exercisable at December 31, 1999 and 1998, respectively. Detail of stock options outstanding and options exercisable at December 31, 1999 follows:

                                                  Outstanding                     Exercisable
                                      ------------------------------------   ---------------------
                                                    Weighted-    Weighted-               Weighted-
                                                     Average      Average                 Average
                                                    Remaining    Exercise                Exercise
      Range of Exercise Prices         Number     Life (Years)     Price      Number        Price
      ------------------------        ---------   ------------   ---------   ---------   ---------
$10.31 to $13.69...................     711,025       8.74        $11.33       711,025    $11.33
$15.50 to $19.63...................     769,204       7.39        $16.80       354,479    $17.77
$20.38 to $29.88...................     489,450       6.91        $23.19       489,450    $23.19
$34.00 to $47.88...................     647,500       7.66        $41.94       647,500    $41.94
                                      ---------                              ---------
      Total........................   2,617,179                              2,202,454
                                      =========                              =========

        The weighted-average fair value of options granted during 1999, 1998 and 1997, was $11.38, $7.55 and $12.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 55.7% in 1999, 50.9% in 1998 and 35.2% in 1997; risk free interest of 6% in 1999, 5% in 1998, and 5.75% in 1997, and average expected option lives of five years in 1999 and 1998 and three years in 1997. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to Common Stockholders and earnings per share would have been reduced to the pro

                              NUEVO ENERGY COMPANY
forma amounts indicated below (amounts in thousands, except per share data):

                                                                                            Year Ended December 31,
                                                                                     -------------------------------------
                                                                                       1999          1998          1997*
                                                                                     ---------     ---------     ---------
Net income (loss).................................................    As reported    $  31,442     $ (94,272)    $ (13,700)
                                                                      Pro forma      $  24,673     $(103,434)    $ (16,315)
Earnings (loss) per Common share -- Basic.........................    As reported    $    1.62     $   (4.76)    $   (0.69)
                                                                      Pro forma      $    1.27     $   (5.23)    $   (0.82)
Earnings (loss) per Common share -- Diluted.......................    As reported    $    1.61     $   (4.76)    $   (0.69)
                                                                      Pro forma      $    1.26     $   (5.23)    $   (0.82)

----------
* Restated

9. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF NUEVO FINANCING I

        On December 23, 1996, the Company and Nuevo Financing I, a statutory business trust formed under the laws of the state of Delaware, (the "Trust"), closed the offering of 2,300,000 Term Convertible Securities, Series A, ("TECONS") on behalf of the Trust. The price to the public of the TECONS was $50.00 per TECONS. Distributions on the TECONS began to accumulate from December 23, 1996, and are payable quarterly on March 15, June 15, September 15, and December 15, at an annual rate of $2.875 per TECONS. Each TECONS is convertible at any time prior to the close of business on December 15, 2026, at the option of the holder into shares of Common Stock at the rate of .8421 shares of Common Stock for each TECONS, subject to adjustment. The sole asset of the Trust as the obligor on the TECONS is $115.0 million aggregate principal amount of 5.75% Convertible Subordinated Debentures ("Debentures") of the Company due December 15, 2026. The Debentures were issued by Nuevo to the Trust to facilitate the offering of the TECONS. The TECONS must be redeemed for $50.00 per TECON plus accrued and unpaid dividends on December 15, 2026.

10. LONG-TERM DEBT

        Long-term debt is comprised of the following at December 31, 1999 and 1998 (amounts in thousands):

                                                                                                     1999                1998
                                                                                                   ---------           ---------
9-1/2% Senior Subordinated Notes due 2008(a) ..................................................... $ 257,310           $      --
8-7/8% Senior Subordinated Notes(a)(b) ...........................................................        --             100,000
9-1/2% Senior Subordinated Notes due 2006(a)(c) ..................................................     2,440             160,000
OPIC credit facility (at 5.8% and 5.55% at December 31, 1999 and 1998, respectively, plus
    a guaranty fee of 2.75%)(d) ..................................................................       750               3,902
Bank credit facility (at 7.13% and 5.94% at December 31, 1999 and 1998, respectively)(e)
 ..................................................................................................    81,000             158,400
                                                                                                   ---------           ---------
    Total debt ...................................................................................   341,500             422,302
Less current maturities ..........................................................................      (750)             (3,152)
                                                                                                   ---------           ---------
Long-term debt ................................................................................... $ 340,750           $ 419,150
                                                                                                   =========           =========

----------

(a) In July 1999, the Company authorized a new issuance of $260.0 million of 9-1/2% Senior Subordinated Notes due June 1, 2008 ("9-1/2% Notes"). The Company offered to exchange the new notes for its outstanding $160.0 million of 9-1/2% Senior Subordinated Notes due 2006 ("Old 9-1/2% Notes") and $100.0 million of 8-7/8% Senior Subordinated Notes due 2008 ("8-7/8% Notes"). In August 1999, the Company received tenders to exchange $157,460,000 of its Old 9-1/2% Notes and $99,850,000 of the 8-7/8% Notes.
      In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9-1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9-1/2% Notes

                              NUEVO ENERGY COMPANY
      exchanged, or $4.7 million) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred a total of $3.1 million in third-party fees during the third and fourth quarters of 1999, which are included in other expense.

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

(b) In June 1998, the Company issued $100.0 million, 8 7/8% Notes. In August 1999, most of the 8 7/8% Notes, except for $150,000, were exchanged for 9 1/2% Notes. The remaining $150,000 were retired in December 1999. No significant costs were incurred in connection with this early retirement of debt.

(c) In April 1996, the Company financed a portion of the purchase price of the Unocal Properties with proceeds from the sale to the public of a principal amount of $160.0 million, Old 9 1/2% Notes. In August 1999, most of the Old 9 1/2% Notes, except for $2,540,000, were exchanged for 9 1/2%
      Notes. In October 1999, the Company purchased $100,000 of the remaining Old 9 1/2% Notes. No significant costs were incurred in connection with the early retirement of the $100,000 notes. Interest on the Old 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on April 15 and October 15. The Old 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after April 15, 2001, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Old 9 1/2% Notes. The Old 9 1/2% Notes were guaranteed by certain of Nuevo's subsidiaries until February 1998, at which time such subsidiaries were released as guarantors. The Old 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

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

      The borrowing base determination establishes the maximum borrowings that may be outstanding under the credit facility, and is determined by a two-thirds vote of the banks (three-fourths in the event of an increase in the borrowing base), each of which bases its judgement on (i) the present value of the Company's oil and gas

                              NUEVO ENERGY COMPANY
      reserves based on its own assumptions regarding future prices, production, costs, risk factors and discount rates, and (ii) on projected cash flow coverage ratios calculated under varying scenarios. If amounts outstanding under the credit facility exceed the borrowing base, as redetermined from time to time, the Company would be required to repay such excess over a defined period of time.

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

      In June 1997, the Company redeemed its 12-1/2% Senior Subordinated Notes at a total cost of $78.0 million, representing $75.0 million face value of the debt plus a 4% premium of $3.0 million. In addition to the premium, the Company wrote off approximately $2.0 million of unamortized discount and deferred financing costs. The redemption resulted in an extraordinary loss on early extinguishment of debt in the amount of $3.0 million, net of the related tax benefit of $2.0 million. The Company used proceeds from its bank facility to fund the redemption.

      The amount of scheduled debt maturities during the next five years and thereafter is as follows (amounts in thousands):

               2000 .........................................................................      $    750
               2001 .........................................................................            --
               2002 .........................................................................            --
               2003 .........................................................................        81,000
               2004 .........................................................................            --
               Thereafter ...................................................................       259,750
                                                                                                   --------
                   Total debt ...............................................................      $341,500
                                                                                                   ========

      Based upon the quoted market price, the fair value of the 9-1/2% Notes was estimated to be $254.6 million at December 31, 1999, the fair value of the Old 9-1/2% Notes was estimated to be $2.4 million and $160.2 million at December 31, 1999 and 1998, respectively, and the fair value of the 8-7/8% Notes was estimated to be $90.6 million at December 31, 1998. For the OPIC credit facility and other debt, for which no quoted prices are available, management believes the carrying value of the debt materially represents the fair value of the debt at December 31, 1999 and 1998.

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

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                 Nuevo           NCC           NCL       Consolidated
                                                                --------      --------      --------     ------------
Total current assets .....................................      $ 50,408      $ 13,893      $  1,990       $ 66,291
Net property and equipment ...............................       588,416        49,175        10,870        648,461
Deferred tax assets, net .................................        23,348           657            --         24,005
Total other assets .......................................        21,273            --            --         21,273
                                                                --------      --------      --------       --------
      Total assets .......................................      $683,445      $ 63,725      $ 12,860       $760,030
                                                                ========      ========      ========       ========

Total current liabilities ................................      $ 25,589      $ 36,500      $   (739)      $ 61,350
Long-term debt ...........................................       340,750            --            --        340,750
Other long-term liabilities ..............................         9,292            --            --          9,292
Mandatorily Redeemable Convertible Preferred Securities of
   Nuevo Financing I .....................................       115,000            --            --        115,000
Total stockholders' equity ...............................       192,814        27,225        13,599        233,638
                                                                --------      --------      --------       --------
      Total liabilities and stockholders' equity .........      $683,445      $ 63,725      $ 12,860       $760,030
                                                                ========      ========      ========       ========

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                 Nuevo           NCC           NCL      Consolidated
                                                                --------      --------      --------    ------------
Total current assets .....................................      $145,906      $ 12,870      $  2,476      $161,252
Net property and equipment ...............................       568,509        39,112         8,951       616,572
Deferred tax assets, net .................................        27,059           475            --        27,534
Total other assets .......................................        12,308            19            --        12,327
                                                                --------      --------      --------      --------
      Total assets .......................................      $753,782      $ 52,476      $ 11,427      $817,685
                                                                ========      ========      ========      ========

Total current liabilities ................................      $ 18,006      $ 31,163      $    454      $ 49,623
Long-term debt ...........................................       418,400           750            --       419,150
Other long-term liabilities ..............................         2,034            --            --         2,034
Mandatorily Redeemable Convertible Preferred Securities of
   Nuevo Financing I .....................................       115,000            --            --       115,000
Total stockholders' equity ...............................       200,342        20,563        10,973       231,878
                                                                --------      --------      --------      --------
      Total liabilities and stockholders' equity .........      $753,782      $ 52,476      $ 11,427      $817,685
                                                                ========      ========      ========      ========

                              NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                  Nuevo            NCC             NCL       Consolidated
                                ---------       ---------       ---------    ------------
Revenues .................      $ 301,135       $  26,460       $   4,640      $ 332,235
Expenses .................        284,161          19,879           2,112        306,152
                                ---------       ---------       ---------      ---------
Income before income
  taxes...................         16,974           6,581           2,528         26,083
Income tax benefit .......         (5,177)           (182)             --         (5,359)
                                ---------       ---------       ---------      ---------
Net income ...............      $  22,151       $   6,763       $   2,528      $  31,442
                                =========       =========       =========      =========

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                         Nuevo            NCC             NCL       Consolidated
                                       ---------       ---------       ---------    ------------
Revenues ........................      $ 236,758       $  14,607       $   1,338      $ 252,703
Expenses ........................        362,103          16,279           1,218        379,600
                                       ---------       ---------       ---------      ---------
(Loss) income before income
  taxes..........................       (125,345)         (1,672)            120       (126,897)
Income tax benefit ..............        (31,935)           (690)             --        (32,625)
                                       ---------       ---------       ---------      ---------
Net (loss) income ...............      $ (93,410)      $    (982)      $     120      $ (94,272)
                                       =========       =========       =========      =========

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                              Nuevo*           NCC*      Consolidated*
                                                                            ---------       ---------    -------------
Revenues .............................................................      $ 334,446       $  22,832      $ 357,278
Expenses .............................................................        358,079          16,531        374,610
                                                                            ---------       ---------      ---------
(Loss) income before income taxes and extraordinary item .............        (23,633)          6,301        (17,332)
Income tax (benefit) expense .........................................         (6,883)            227         (6,656)
                                                                            ---------       ---------      ---------
(Loss) income before extraordinary item ..............................        (16,750)          6,074        (10,676)
Extraordinary loss on early extinguishment of debt, net of tax
  benefit.............................................................          3,024              --          3,024
                                                                            ---------       ---------      ---------
Net (loss) income ....................................................      $ (19,774)      $   6,074      $ (13,700)
                                                                            =========       =========      =========

----------
* Restated

                              NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                      Nuevo            NCC             NCL        Consolidated
                                                                    ---------       ---------       ---------     ------------
Cash flows from operating activities:
      Net (loss) income ......................................      $  22,151       $   6,763       $   2,528       $  31,442
      Non-cash adjustments ...................................         (5,594)          7,595             639           2,640
      Change in assets and liabilities .......................        (12,436)          4,036          (1,658)        (10,058)
                                                                    ---------       ---------       ---------       ---------
           Net cash provided by operating activities .........          4,121          18,394           1,509          24,024
                                                                    ---------       ---------       ---------       ---------
Cash flows from investing activities:
      Additions to oil and gas properties ....................       (105,515)        (17,840)         (2,564)       (125,919)
      Proceeds from sale of properties .......................        234,312              --              --         234,312
      Additions to other properties and other ................        (10,247)             --              --         (10,247)
                                                                    ---------       ---------       ---------       ---------
           Net cash provided by (used in) investing
             activities.......................................        118,550         (17,840)         (2,564)         98,146
                                                                    ---------       ---------       ---------       ---------

Cash flows from financing activities:
      Proceeds from borrowings ...............................        142,590              --              --         142,590
      Payments of long-term debt .............................       (220,240)         (3,152)             --        (223,392)
      Other ..................................................        (38,483)             --              --         (38,483)
                                                                    ---------       ---------       ---------       ---------
           Net cash used in financing activities .............       (116,133)         (3,152)             --        (119,285)
                                                                    ---------       ---------       ---------       ---------
Net increase (decrease) in cash & cash equivalents ...........          6,538          (2,598)         (1,055)          2,885
Cash and cash equivalents at beginning of year ...............            600           5,339           1,464           7,403
                                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $   7,138       $   2,741       $     409       $  10,288
                                                                    =========       =========       =========       =========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                      Nuevo            NCC             NCL        Consolidated
                                                                    ---------       ---------       ---------     ------------
Cash flows from operating activities:
      Net (loss) income ......................................      $ (93,410)      $    (982)      $     120       $ (94,272)
      Non-cash adjustments ...................................        119,473           4,281              --         123,754
      Change in assets and liabilities .......................         (8,015)         14,923            (557)          6,351
                                                                    ---------       ---------       ---------       ---------
           Net cash provided by (used in) operating
             activities.......................................         18,048          18,222            (437)         35,833
                                                                    ---------       ---------       ---------       ---------

Cash flows from investing activities:
      Additions to oil and gas properties ....................       (137,430)        (10,971)         (8,951)       (157,352)
      Proceeds from sale of properties .......................         11,830              --              --          11,830
      Additions to other properties and other ................         (2,813)             --              --          (2,813)
                                                                    ---------       ---------       ---------       ---------
           Net cash used in investing activities .............       (128,413)        (10,971)         (8,951)       (148,335)
                                                                    ---------       ---------       ---------       ---------

Cash flows from financing activities:
      Proceeds from borrowings ...............................        240,900              --              --         240,900
      Payments of long-term debt .............................       (124,551)         (3,703)             --        (128,254)
      Contribution to (from) Nuevo ...........................        (10,852)             --          10,852              --
      Other ..................................................         (1,949)             --              --          (1,949)
                                                                    ---------       ---------       ---------       ---------
           Net cash provided by (used in) financing
             activities.......................................        103,548          (3,703)         10,852         110,697
                                                                    ---------       ---------       ---------       ---------
Net increase (decrease) in cash & cash equivalents ...........         (6,817)          3,548           1,464          (1,805)
Cash and cash equivalents at beginning of year ...............          7,417           1,791              --           9,208
                                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $     600       $   5,339       $   1,464       $   7,403
                                                                    =========       =========       =========       =========

                              NUEVO ENERGY COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                                      Nuevo*           NCC*       Consolidated*
                                                                    ---------       ---------     -------------
Cash flows from operating activities:
      Net (loss) income ......................................      $ (19,774)      $   6,074       $ (13,700)
      Non-cash adjustments ...................................        155,749           3,612         159,361
      Change in assets and liabilities .......................         12,846           6,955          19,801
                                                                    ---------       ---------       ---------
           Net cash provided by operating activities .........        148,821          16,641         165,462
                                                                    ---------       ---------       ---------

Cash flows from investing activities:
      Additions to oil and gas properties ....................       (182,261)        (12,847)       (195,108)
      Proceeds from sale of properties .......................         27,377              --          27,377
      Additions to other properties and other ................         (1,747)             --          (1,747)
                                                                    ---------       ---------       ---------
           Net cash used in investing activities .............       (156,631)        (12,847)       (169,478)
                                                                    ---------       ---------       ---------

Cash flows from financing activities:
      Proceeds from borrowings ...............................        234,000              --         234,000
      Payments of long-term debt .............................       (213,800)         (3,703)       (217,503)
      Other ..................................................        (16,909)             --         (16,909)
                                                                    ---------       ---------       ---------
           Net cash provided by (used in) financing
             activities ......................................          3,291          (3,703)           (412)
                                                                    ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents .........         (4,519)             91          (4,428)
Cash and cash equivalents at beginning of year ...............         11,936           1,700          13,636
                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $   7,417       $   1,791       $   9,208
                                                                    =========       =========       =========

12.  INCOME TAXES

      Income tax (benefit) expense is summarized as follows (amounts in thousands):

                                                  Year Ended December 31,
                                         ---------------------------------------
                                           1999           1998            1997*
                                         --------       --------        --------
Current
     Federal ......................      $  1,012       $   (105)       $    135
     State ........................           188             --             421
                                         --------       --------        --------
                                            1,200           (105)            556
                                         --------       --------        --------

Deferred
     Federal ......................        (8,457)       (24,172)         (7,449)
     State ........................         1,898         (8,348)         (1,800)
                                         --------       --------        --------
                                           (6,559)       (32,520)         (9,249)
                                         --------       --------        --------
          Total income tax
            benefit ...............      $ (5,359)      $(32,625)       $ (8,693)
                                         ========       ========        ========

      A deferred tax benefit related to the exercise of employee stock options of approximately $0.2 million and $5.3 million was allocated directly to additional paid-in capital in 1999 and 1997, respectively. A current tax benefit of $2.0 million was allocated to the extraordinary loss in 1997.

---------
*Restated

                              NUEVO ENERGY COMPANY

      Total income tax benefit differs from the amount computed by applying the Federal income tax rate to income (loss) before income taxes, minority interest and extraordinary item. The reasons for these differences are as follows:

                                                                                       Year Ended December 31
                                                                                 ----------------------------------
                                                                                  1999          1998          1997*
                                                                                 ------        ------        ------
Statutory Federal income tax rate ..............................................   35.0%        (35.0)%       (35.0)%
(Decrease) increase in tax rate resulting from:
     State income taxes, net of Federal benefit ................................    5.2          (4.3)         (4.0)
     Non-realization of tax benefits related to provision for impairment on
           assets held for sale ................................................     --            --           3.6
     (Decrease) increase in valuation allowance ................................  (60.8)         13.4            --
     Nondeductible travel and entertainment and other ..........................    0.1           0.2          (3.4)
                                                                                 ------        ------        ------
                                                                                  (20.5)%       (25.7)%       (38.8)%
                                                                                 ======        ======        ======

----------
* Restated

      The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows (amounts in thousands):

                                                           As of December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Net operating loss carryforwards ................       $ 41,814       $ 45,610
Alternative minimum tax credit carryforwards.....          2,066          1,054
State income taxes ..............................             --          1,520
Capital loss carryforwards ......................          2,426          2,365
                                                        --------       --------
      Total deferred income tax assets ..........         46,306         50,549
      Less: valuation allowance .................         (1,777)       (17,646)
                                                        --------       --------
      Net deferred income tax assets ............         44,529         32,903
                                                        --------       --------
Property and equipment ..........................        (19,881)        (5,369)
State income taxes ..............................           (643)            --
                                                        --------       --------
      Total deferred income tax liabilities......        (20,524)        (5,369)
                                                        --------       --------
Net deferred income tax asset ...................       $ 24,005       $ 27,534
                                                        ========       ========

      At December 31, 1999, the Company had a net operating loss carryforward for regular tax of approximately $119.5 million, which will expire in 2018. The alternative minimum tax credit carryforward of $2.1 million does not expire and may be applied to reduce regular income tax to an amount not less than the alternative minimum tax payable in any one year. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million. At December 31, 1999, however, the Company determined that it was more likely than not that most of the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices at year-end 1999, and the valuation allowance was decreased by $15.9 million to a total valuation allowance of $1.8 million. The decrease in the valuation allowance was accounted for as a reduction in 1999 deferred income tax expense.

                              NUEVO ENERGY COMPANY

13.  INDUSTRY SEGMENT INFORMATION

      The Company's operations are concentrated primarily in two segments: exploration and production of oil and natural gas, and gas plant and other facilities.


                                                               As of and For the Year Ended
                                                                       December 31,
                                                        -----------------------------------------
                                                           1999            1998            1997*
                                                        ---------       ---------       ---------
                                                                  (Amounts in thousands)
Sales to unaffiliated customers:
      Oil and gas -- East ........................      $  13,282       $  46,885       $  61,456
      Oil and gas -- West ........................        195,397         177,315         247,723
      Oil and gas -- Foreign .....................         30,627          15,810          22,794
      Gas plant, pipeline and other facilities ...          2,972           5,365          20,598
                                                        ---------       ---------       ---------

           Total sales ...........................        242,278         245,375         352,571
                Gain on sale of assets, net ......         85,294           5,768           1,372
                Interest and other income ........          4,663           1,560           3,335
                                                        ---------       ---------       ---------
           Total revenues ........................      $ 332,235       $ 252,703       $ 357,278
                                                        =========       =========       =========

Operating profit (loss) before income taxes:
      Oil and gas -- East(2) .....................      $  81,171       $  22,608       $  24,745
      Oil and gas -- West ........................         17,716         (67,677)         40,369
      Oil and gas -- Foreign .....................          5,208         (12,849)          6,172
      Gas plant, pipeline and other
        facilities(1) ............................         (1,242)          3,063         (22,478)
                                                        ---------       ---------       ---------
                                                          102,853         (54,855)         48,808
      Unallocated corporate expenses .............         37,047          32,958          32,170
      Interest expense ...........................         33,110          32,471          27,357
      Dividends on TECONS ........................          6,613           6,613           6,613
      Minority interest in loss of subsidiary ....             --              --               8
                                                        ---------       ---------       ---------
      Operating profit (loss) before income
        taxes ....................................      $  26,083       $(126,897)      $ (17,340)
                                                        =========       =========       =========

Identifiable assets:
      Oil and gas -- Domestic ....................      $ 566,256       $ 748,695       $ 671,603
      Oil and gas -- Foreign .....................         82,074          40,700          40,139
      Gas plant and other facilities .............         12,297          14,893          17,387
                                                        ---------       ---------       ---------
                                                          660,627         804,288         729,129
      Corporate assets and investments ...........         99,403          13,397          75,157
                                                        ---------       ---------       ---------
           Total .................................      $ 760,030       $ 817,685       $ 804,286
                                                        =========       =========       =========

Capital expenditures:
      Oil and gas -- East ........................      $   5,941       $  36,597       $  32,857
      Oil and gas -- West ........................        100,130          96,179         148,927
      Oil and gas -- Foreign .....................         24,570          30,498          14,111
                                                        ---------       ---------       ---------
      Oil and gas capital expenditures............        130,641         163,274         195,895
Less: Geological & geophysical, delay rentals
        and other expenses........................         (4,722)         (5,922)           (787)
                                                        ---------       ---------       ---------
      Additions to oil and gas properties
        per Statement of Cash Flows...............      $ 125,919       $ 157,352       $ 195,108
                                                        =========       =========       =========
      Gas plant and other facilities .............      $  10,247       $   2,813       $   1,747
                                                        =========       =========       =========
Depreciation, depletion and amortization:
      Oil and gas -- East ........................      $   7,805       $  10,391       $  14,252
      Oil and gas -- West ........................         62,219          68,164          81,011
      Oil and gas -- Foreign .....................          9,177           4,971           3,385
      Gas plant and other facilities .............            666             812           2,830
      Corporate ..................................            785             698             680
                                                        ---------       ---------       ---------
                                                        $  80,652       $  85,036       $ 102,158
                                                        =========       =========       =========


----------
*  Restated

                              NUEVO ENERGY COMPANY

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

           In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell substantially all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. Therefore, the actual price received as a percentage of NYMEX will vary with the Company's production mix. Based on the Company's current production mix, the price received by Nuevo for its California production is expected to average at approximately 72% of WTI. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production.

14. CONTINGENCIES AND OTHER MATTERS

      In August 1996, the Company was named as a defendant in the lawsuit Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. currently pending in the 79th Judicial District Court of Brooks County, Texas (the "Lopez Case"). The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis against all working interest owners, of $56.5 million, including interest for the period from 1985 to date; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest, of $40.8 million, on a gross basis; (iii) failure to develop, claiming damages and interest of $106.3 million (gross) for interest in the alleged failure to develop; and iv) numerous other claims, including claims for drainage, breach of the implied covenant to reasonably develop the lease, conversion, fraud, emotional distress, lease termination and exemplary damages, that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity. As of December 31, 1999, management believes that the estimated ultimate resolution of this matter is adequately reflected in the consolidated financial statements.

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

      In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Such amounts are included in other expense during the respective periods. The Board of Directors engaged a Certified Fraud Examiner to conduct an in-depth review of the fraudulent transactions. The investigation confirmed that only one employee was involved in the matter and that all misappropriated funds were identified. The Company has reviewed and, where appropriate, strengthened its internal control procedures. The Company is attempting to recoup the loss, however, there is no certainty that any of the funds will be recovered.

      In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. The costs of the clean- up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. The Company incurred clean-up and repair costs of $0.5 million, , and $3.2 million during 1999, 1998, and 1997,

                              NUEVO ENERGY COMPANY
respectively. As of December 31, 1999, the Company had received insurance reimbursements of $3.7 million, with a remaining insurance receivable of $1.4 million. For amounts not covered by insurance, including the $120,000 deductible, the Company recorded lease operating expenses of $0.4 million, $0.5 million, and $0.1 million during 1999, 1998, and 1997, respectively. Repairs were completed by the end of 1997, and production recommenced in December 1997. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company accrued $0.7 million as of December 31, 1999. Although, the Company may have additional exposure, such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

      The Company's international investments involve risks typically associated with investments in emerging markets such as an uncertain political, economic, legal and tax environment and expropriation and nationalization of assets. In addition, if a dispute arises in its foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that the Company will be successful in so protecting itself. A portion of the Company's investment in the Congo is insured through political risk insurance provided by OPIC. The political risk insurance through OPIC covers up to $25.0 million relating to expropriation and political violence, which is the maximum coverage available through OPIC. The Company has no deductible for this insurance.

           The Company and its partners underwent a tax examination related to their ownership interests in the Yombo field offshore Congo for the years 1994 through 1997. In June 1999, the Company and its partners settled this tax assessment for a total of $1.0 million, of which the Company's share was $400,000.

           In connection with their respective February 1995 acquisitions of two subsidiaries (each a "Congo subsidiary") owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses (net operating losses of any domestic corporation that are subject to an income tax of a foreign country without regard to the source of its income or on a residence basis) utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for US income tax purposes. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

      During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo in the future.

                              NUEVO ENERGY COMPANY

15. FINANCIAL INSTRUMENTS

      During 1999, the Company formalized its policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. To accomplish this, the policy requires that derivative financial instruments must be entered into at least 18 months in advance of the effective period. To the extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge so much of its production as is necessary to meet its policy goals for that period. For 2000, the Company has entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company has also entered into cost-less collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. On a physical volume basis, these hedges cover 64% of the Company's estimated 2000 oil production. This production is hedged based on a fixed NYMEX price for each type of crude oil that the Company produces in California. As a result of the TOSCO contract, (see Note 13 to the Notes to Consolidated Financial Statements), which fixes the price of the Company's California production at approximately 72% of the NYMEX price effective January 1, 2000, these hedge transactions have the effect on a price basis of hedging substantially all of the Company's current production for the year 2000. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At December 31, 1999, the market value of the hedge positions was a loss of approximately $35.7 million.

      For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22. On a physical volume basis, these hedges cover 32% of the Company's estimated 2001 oil production. On a price basis, the Company has not hedged in excess of its anticipated 2001 production. At December 31, 1999, the market value of these swaps was a gain of $0.5 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

      On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Notes to a variable LIBOR-based rate through February 25, 2000. Based on LIBOR rates in effect at December 1, 1999, this amounted to a net reduction in the carrying cost of the 9 1/2% Notes from 9.5% to 7.09%, or 241 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. At December 31, 1999, the Company recorded an unrealized gain of $131,000 related to the fair value of the notes.

Determination of Fair Values of Financial Instruments

      Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1999 and 1998.

                                    December 31, 1999         December 31, 1998
                                 -----------------------   -------------------------
                                 Carrying    Approximate   Carrying      Approximate
                                   Value     Fair Value     Value        Fair Value
                                 --------     --------     ---------      --------
Other investments ............   $     78     $     78     $      80      $     80
                                 --------     --------     ---------      --------
Derivative Instruments:
      Option premium .........         --           --           292           241
      Commodity price swaps...         --      (35,244)           --        (2,636)
Long-term debt (see Note 10)..    340,750      337,972       419,150       409,938
TECONS .......................    115,000       62,675       115,000        71,875

                              NUEVO ENERGY COMPANY

16. CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS

            In connection with the acquisition of the properties located in California from Unocal in 1996, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices will be netted down to the field level using a fixed differential equal to approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset future, possible contingent payment when prices are $.50 per Bbl or more below the minimum price. As of December 31, 1999, the Company had accumulated $30.8 million in price credits since the inception of the agreement. These cumulative credits will be used to reduce future amounts owed under the contingent payment, if any. The cumulative credit of $30.8 million has not been recognized in the consolidated financial statements as it is only available to offset future payments. There is no value attributable to this credit other than to offset future payments. At the end of 2004, if the Company still maintains a credit position with respect to this agreement, the credit will expire worthless. As of December 31, 1999, the Company has never been obligated under the terms of the agreement to make a payment to Unocal.

            In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. There is no termination date associated with this agreement. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 is $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement is that Nuevo only owns upside above $15.19 per Bbl on approximately 44% of its Congo production. In 1997, the Company paid the seller $845,000 pursuant to this price sharing agreement. This payment was accounted for as a reduction in oil revenues. No such payments were due in 1998 or 1999.

            The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its 80.3% working interest from Torch in 1996. The realized oil price on these properties is capped at $9.00 per Bbl, with the excess field price over the realized price, if any, shared among the Company and the original owners from whom Torch acquired its interest. For 2000, the effect of this agreement is that Nuevo only owns upside above $9.00 per Bbl on approximately 28% of the Point Pedernales production. Amounts below $9.00 per Bbl are owned by the Company and the other working interest owners based on their respective ownership interests. As of December 31, 1999, the Company had $5.1 million accrued as its obligation under this agreement, which was paid in the first quarter of 2000.

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

                              NUEVO ENERGY COMPANY

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

                              NUEVO ENERGY COMPANY

Costs incurred (amounts in thousands)-

      The following table sets forth the costs incurred in property acquisition and development activities:

                                   Year Ended December 31,
                              -----------------------------------
                                1999         1998          1997*
                              --------     --------      --------
DOMESTIC
Property acquisition:
      Proved properties ....  $ 62,300     $    200      $ 10,206
      Unproved properties...       520        1,320            --
Exploration ................     4,973       26,706        18,474
Development(1):
      Proved reserves ......     2,906        2,525        13,927
      Unproved reserves ....    35,372      102,025       139,177
                              --------     --------      --------
                              $106,071     $132,776      $181,784
                              ========     ========      ========

FOREIGN
Property acquisition:
      Proved properties ....  $     --     $  7,809      $     --
      Unproved properties...       424        1,404            --
Exploration ................     3,742        9,204        10,887
Development:
      Proved reserves ......        --        1,273            --
      Unproved reserves ....    20,404       10,808         3,224
                              --------     --------      --------
                              $ 24,570     $ 30,498      $ 14,111
                              ========     ========      ========

TOTAL
Property acquisition:
      Proved properties ....  $ 62,300     $  8,009      $ 10,206
      Unproved properties...       944        2,724            --
Exploration ................     8,715       35,910        29,361
Development:
      Proved reserves ......     2,906        3,798        13,927
      Unproved reserves ....    55,776      112,833       142,401
                              --------     --------      --------
                              $130,641     $163,274      $195,895
                              ========     ========      ========

(1) Includes capitalized interest directly related to development activities of $0.3 million in 1999, $0.6 million in 1998 and $2.4 million in 1997.

----------
*  Restated

                              NUEVO ENERGY COMPANY

Capitalized costs (amounts in thousands)-

  The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                                     Year Ended December 31,
                                                            -----------------------------------------
                                                                1999           1998            1997*
                                                            -----------      ---------       ---------
DOMESTIC
Proved properties .....................................     $   898,032      $ 877,230       $ 903,096
Unproved properties ...................................          21,756         20,984          41,661
                                                            -----------      ---------       ---------
   Total capitalized costs ............................         919,788        898,214         944,757
   Accumulated depreciation, depletion and
     amortization .....................................        (403,727)      (401,139)       (315,038)
                                                            -----------      ---------       ---------
      Net capitalized costs ...........................     $   516,061      $ 497,075       $ 629,719
                                                            ===========      =========       =========

FOREIGN
Proved properties .....................................     $    80,374      $  59,774       $  39,516
Unproved properties ...................................           2,618          1,360              --
                                                            -----------      ---------       ---------
   Total capitalized costs ............................          82,992         61,134          39,516
   Accumulated depreciation, depletion and
     amortization .....................................         (20,901)       (11,724)         (6,378)
                                                            -----------      ---------       ---------
      Net capitalized costs ...........................     $    62,091      $  49,410       $  33,138
                                                            ===========      =========       =========

TOTAL
Proved properties .....................................     $   978,406      $ 937,004       $ 942,612
Unproved properties ...................................          24,374         22,344          41,661
                                                            -----------      ---------       ---------
   Total capitalized costs ............................       1,002,780        959,348         984,273
   Accumulated depreciation, depletion and
     amortization .....................................        (424,628)      (412,863)       (321,416)
                                                            -----------      ---------       ---------
      Net capitalized costs ...........................     $   578,152      $ 546,485       $ 662,857
                                                            ===========      =========       =========

----------
*  Restated

                              NUEVO ENERGY COMPANY

Results of operations for producing activities (amounts in thousands)  --

                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                           1999           1998            1997*
                                                                         ---------      ---------       ---------
DOMESTIC
Revenues from oil and gas producing activities .....................     $ 208,679      $ 224,200       $ 309,179
Production costs ...................................................      (114,295)      (122,816)       (108,074)
Exploration costs ..................................................       (10,643)        (5,137)         (9,813)
Depreciation, depletion and amortization ...........................       (71,475)       (78,555)        (95,263)
Provision for impairment of oil and gas properties .................            --        (68,529)        (30,000)
Income tax (provision) benefit .....................................        (2,515)        13,234         (26,449)
                                                                         ---------      ---------       ---------
Results of operations from producing activities (excluding corporate
  overhead and interest costs) .....................................     $   9,751      $ (37,603)      $  39,580
                                                                         =========      =========       =========
FOREIGN
Revenues from oil and gas producing activities .....................     $  30,627      $  15,810       $  22,794
Production costs ...................................................       (12,869)       (11,888)        (11,968)
Exploration costs ..................................................        (3,374)       (11,425)         (1,269)
Depreciation, depletion and amortization ...........................        (9,177)        (4,971)         (3,385)
Provision for impairment of oil and gas properties .................            --           (375)             --
Income tax (provision) benefit .....................................        (1,067)         3,174          (2,469)
                                                                         ---------      ---------       ---------
Results of operations from producing activities (excluding corporate
  overhead and interest costs) .....................................     $   4,140      $  (9,675)      $   3,703
                                                                         =========      =========       =========
TOTAL
Revenues from oil and gas producing activities .....................     $ 239,306      $ 240,010       $ 331,973
Production costs ...................................................      (127,164)      (134,704)       (120,042)
Exploration costs ..................................................       (14,017)       (16,562)        (11,082)
Depreciation, depletion and amortization ...........................       (80,652)       (83,526)        (98,648)
Provision for impairment of oil and gas properties .................            --        (68,904)        (30,000)
Income tax (provision) benefit .....................................        (3,582)        16,408         (28,918)
                                                                         ---------      ---------       ---------
Results of operations from producing activities (excluding corporate
  overhead and interest costs) .....................................     $  13,891      $ (47,278)      $  43,283
                                                                         =========      =========       =========

---------
*  Restated

Per unit sales prices and costs:

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
DOMESTIC
Average sales price:
   Oil (per barrel) ............................     $  10.57      $   9.10      $  14.88
   Gas (per MCF) ...............................     $   2.27      $   2.00      $   2.06
Average production cost per equivalent barrel ..     $   6.07      $   5.33      $   4.96
FOREIGN
Average sales price:
   Oil (per barrel) ............................     $  16.69      $  10.82      $  14.66
Average production cost per equivalent barrel ..     $   7.01      $   8.14      $   7.70
TOTAL
Average sales price:
   Oil (per barrel) - exclusive of hedges ......     $  13.82      $   9.26      $  14.94
   Oil (per barrel) - hedge effect .............     $  (2.61)     $  (0.01)     $  (0.08)
                                                     --------      --------      --------
   Oil (per barrel) - net of hedge effect ......     $  11.21      $   9.25      $  14.86
                                                     ========      ========      ========
   Gas (per MCF) - exclusive of hedges .........     $   2.27      $   1.98      $   2.19
   Gas (per MCF) - hedge effect ................     $     --      $   0.02      $  (0.13)
                                                     --------      --------      --------
   Gas (per MCF) - net of hedge effect .........     $   2.27      $   2.00      $   2.06
                                                     ========      ========      ========
Average production cost per equivalent barrel ..     $   6.15      $   5.56      $   5.14

                              NUEVO ENERGY COMPANY

      The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                                 For the Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                                  1999                        1998                        1997
                                         ----------------------      ----------------------      ----------------------
                                           Oil*          Gas           Oil*          Gas           Oil*          Gas
                                          (Mbbl)        (Mmcf)        (Mbbl)        (Mmcf)        (Mbbl)        (Mmcf)
                                         --------      --------      --------      --------      --------      --------
DOMESTIC
Proved reserves at beginning of
  year .............................      164,300       403,256       202,771       390,691       165,839       394,630
Revisions of previous estimates ....       61,168        56,097       (41,399)       (8,953)       10,177        (5,105)
Extensions and discoveries .........       10,795        11,800        17,694        55,575        39,911        35,682
Production .........................      (15,892)      (17,620)      (17,345)      (32,521)      (15,854)      (35,625)
Sales of reserves in-place .........      (10,270)     (335,927)       (1,595)       (1,536)          (15)         (675)
Purchase of reserves in-place ......       29,089        27,519         4,174            --         2,713         1,784
                                         --------      --------      --------      --------      --------      --------
Proved reserves at end of year .....      239,190       145,125       164,300       403,256       202,771       390,691
                                         ========      ========      ========      ========      ========      ========
Proved developed reserves --
      Beginning of year ............      123,077       308,667       143,486       266,179       122,088       236,013
                                         ========      ========      ========      ========      ========      ========
      End of year ..................      174,846       112,204       123,077       308,667       143,486       266,179
                                         ========      ========      ========      ========      ========      ========
FOREIGN
Proved reserves at beginning of
  year .............................      25,841            --        24,493            --        20,214            --
Revisions of previous estimates ....        2,042            --          (420)           --        (1,313)           --
Extensions and discoveries .........           --            --            --            --         7,147            --
Production .........................       (1,835)           --        (1,461)           --        (1,555)           --
Sales of reserves in-place .........           --            --            --            --            --            --
Purchase of reserves in-place ......           --            --         3,229            --            --            --
                                         --------      --------      --------      --------      --------      --------
Proved reserves at end of year .....       26,048            --        25,841            --        24,493            --
                                         ========      ========      ========      ========      ========      ========
Proved developed reserves --
      Beginning of year ............       10,242            --         9,526            --        16,727            --
                                         ========      ========      ========      ========      ========      ========
      End of year ..................       13,749            --        10,242            --         9,526            --
                                         ========      ========      ========      ========      ========      ========
TOTAL
Proved reserves at beginning of
  year .............................     190,141       403,256       227,264       390,691       186,053       394,630
Revisions of previous estimates ....       63,210        56,097       (41,819)       (8,953)        8,864        (5,105)
Extensions and discoveries .........       10,795        11,800        17,694        55,575        47,058        35,682
Production .........................      (17,727)      (17,620)      (18,806)      (32,521)      (17,409)      (35,625)
Sales of reserves in-place .........      (10,270)     (335,927)       (1,595)       (1,536)          (15)         (675)
Purchase of reserves in-place ......       29,089        27,519         7,403            --         2,713         1,784
                                         --------      --------      --------      --------      --------      --------
Proved reserves at end of year .....      265,238       145,125       190,141       403,256       227,264       390,691
                                         ========      ========      ========      ========      ========      ========
Proved developed reserves --
      Beginning of year ............      133,319       308,667       153,012       266,179       138,815       236,013
                                         ========      ========      ========      ========      ========      ========
      End of year ..................      188,595       112,204       133,319       308,667       153,012       266,179
                                         ========      ========      ========      ========      ========      ========

--------
* Includes estimated NGL reserves.

                              NUEVO ENERGY COMPANY

Discounted future net cash flows (amounts in thousands)  --

         The standardized measure of discounted future net cash flows and changes therein are shown below:

                                                                       Year Ended December 31,
                                                             ---------------------------------------------
                                                                1999             1998             1997
                                                             -----------      -----------      -----------
DOMESTIC
Future cash inflows ....................................     $ 4,823,952      $ 1,989,898      $ 3,566,450
Future production costs ................................      (2,132,655)      (1,061,638)      (1,643,774)
Future development costs ...............................        (357,708)        (289,686)        (329,997)
                                                             -----------      -----------      -----------
Future net inflows before income tax ...................       2,333,589          638,574        1,592,679
Future income taxes ....................................        (704,236)              --         (427,618)
                                                             -----------      -----------      -----------
Future net cash flows ..................................       1,629,353          638,574        1,165,061
10% discount factor ....................................        (739,181)        (360,611)        (454,023)
                                                             -----------      -----------      -----------
Standardized measure of discounted future net cash flows     $   890,172      $   277,963      $   711,038
                                                             ===========      ===========      ===========
FOREIGN
Future cash inflows ....................................     $   469,327      $   260,627      $   360,959
Future production costs ................................        (177,150)        (134,549)        (171,331)
Future development costs ...............................         (46,750)         (66,715)         (59,985)
                                                             -----------      -----------      -----------
Future net inflows before income tax ...................         245,427           59,363          129,643
Future income taxes ....................................         (66,971)              --          (39,243)
                                                             -----------      -----------      -----------
Future net cash flows ..................................         178,456           59,363           90,400
10% discount factor ....................................         (61,455)         (37,393)         (36,653)
                                                             -----------      -----------      -----------
Standardized measure of discounted future net cash flows     $   117,001      $    21,970      $    53,747
                                                             ===========      ===========      ===========
TOTAL
Future cash inflows ....................................     $ 5,293,279      $ 2,250,525      $ 3,927,409
Future production costs ................................      (2,309,805)      (1,196,187)      (1,815,105)
Future development costs ...............................        (404,458)        (356,401)        (389,982)
                                                             -----------      -----------      -----------
Future net inflows before income tax ...................       2,579,016          697,937        1,722,322
Future income taxes ....................................        (771,207)              --         (466,861)
                                                             -----------      -----------      -----------
Future net cash flows ..................................       1,807,809          697,937        1,255,461
10% discount factor ....................................        (800,636)        (398,004)        (490,676)
                                                             -----------      -----------      -----------
Standardized measure of discounted future net cash flows     $ 1,007,173      $   299,933      $   764,785
                                                             ===========      ===========      ===========

                              NUEVO ENERGY COMPANY

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                          Year Ended December 31,
                                                                 -------------------------------------------
                                                                     1999           1998             1997
                                                                 -----------      ---------      -----------
DOMESTIC
Standardized measure -- beginning of year ..................     $   277,963      $ 711,038      $   988,155
Sales, net of production costs .............................         (94,384)      (101,383)        (201,198)
Purchases of reserves in-place .............................         224,251          2,278           18,293
Net change in prices and production costs ..................         439,615       (466,018)        (581,640)
Extensions, discoveries and improved recovery, net of future
   production and development costs ........................          59,873         46,713          180,146
Changes in estimated future development costs ..............         (12,375)       (14,956)         (65,102)
Incurred development costs .................................          32,380         94,366          152,708
Revisions of quantity estimates ............................         276,965        (86,459)          33,358
Accretion of discount ......................................          27,796         83,281          125,138
Net change in income taxes .................................        (211,448)       121,770          141,452
Sales of reserves in-place .................................        (151,348)          (356)          (1,598)
Changes in production rates and other ......................          20,884       (112,311)         (78,674)
                                                                 -----------      ---------      -----------
Standardized measure -- end of year ........................     $   890,172      $ 277,963      $   711,038
                                                                 ===========      =========      ===========
FOREIGN
Standardized measure -- beginning of year ..................     $    21,970      $  53,747      $    74,794
Sales, net of production costs .............................         (17,759)        (3,923)         (10,826)
Purchases of reserves in-place .............................              --          2,750               --
Net change in prices and production costs ..................          59,641        (56,690)         (22,193)
Extensions, discoveries and improved recovery, net of future
   production and development costs ........................              --             --            5,486
Changes in estimated future development costs ..............          12,711         (3,091)          (9,436)
Incurred development costs .................................           7,175         12,081            3,224
Revisions of quantity estimates ............................           8,479           (750)          (5,609)
Accretion of discount ......................................           2,197          6,830           10,720
Net change in income taxes .................................         (26,001)        14,552           17,857
Changes in production rates and other ......................          48,588         (3,536)         (10,270)
                                                                 -----------      ---------      -----------
Standardized measure -- end of year ........................     $   117,001      $  21,970      $    53,747
                                                                 ===========      =========      ===========
TOTAL
Standardized measure -- beginning of year ..................     $   299,933      $ 764,785      $ 1,062,949
Sales, net of production costs .............................        (112,143)      (105,306)        (212,024)
Purchases of reserves in-place .............................         224,251          5,028           18,293
Net change in prices and production costs ..................         499,256       (522,708)        (603,833)
Extensions, discoveries and improved recovery, net of future
   production and development costs ........................          59,873         46,713          185,632
Changes in estimated future development costs ..............             336        (18,047)         (74,538)
Incurred development costs .................................          39,555        106,447          155,932
Revisions of quantity estimates ............................         285,444        (87,209)          27,749
Accretion of discount ......................................          29,993         90,111          135,858
Net change in income taxes .................................        (237,449)       136,322          159,309
Sales of reserves in-place .................................        (151,348)          (356)          (1,598)
Changes in production rates and other ......................          69,472       (115,847)         (88,944)
                                                                 -----------      ---------      -----------
Standardized measure -- end of year ........................     $ 1,007,173      $ 299,933      $   764,785
                                                                 ===========      =========      ===========

                              NUEVO ENERGY COMPANY

SELECTED QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED):

                                                                  Quarter Ended(2)
                                                ----------------------------------------------------
                                                March 31,    June 30,    September 30,  December 31,
                                                  1999         1999          1999          1999
                                                ---------    --------    -------------  ------------
Revenues .....................................  $ 126,643    $ 52,860      $ 70,248        $82,484
Operating (loss) earnings ....................  $ (11,803)   $ (8,125)     $ 15,554        $21,943
Net income (loss)(4) .........................  $  31,342    $(15,558)     $ (2,756)       $18,414
Earnings (loss) per Common share -- Basic ....  $    1.58    $  (0.78)     $  (0.14)       $  1.00
Earnings (loss) per Common share -- Diluted...  $    1.58    $  (0.78)     $  (0.14)       $  0.99

                                                                 Quarter Ended(2)
                                                ----------------------------------------------------
                                                March 31,     June 30,   September 30,  December 31,
                                                  1998         1998          1998           1998
                                                ---------    ---------   -------------  ------------
Revenues .....................................  $ 67,661     $ 61,512      $ 65,966       $ 57,564
Operating earnings (loss)(1) .................  $  4,011     $  3,317      $ (5,369)      $(66,858)
Net loss(1)(3) ...............................  $ (6,582)    $ (7,622)     $(11,245)      $(68,823)
Loss per Common share -- Basic ...............  $  (0.33)    $  (0.39)     $  (0.57)      $  (3.47)
Loss per Common share -- Diluted..............  $  (0.33)    $  (0.39)     $  (0.57)      $  (3.47)

---------
(1) Includes a fourth quarter charge of $68.9 million to record an impairment of oil and gas properties and a fourth quarter $3.7 million positive revision to a prior period impairment on assets held for sale.

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

                              NUEVO ENERGY COMPANY


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

                              NUEVO ENERGY COMPANY


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

                              NUEVO ENERGY COMPANY


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

                              NUEVO ENERGY COMPANY


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

         (27)     Financial Data Schedule


         (99)     Additional Exhibits

                  (i) Termination of March 1, 1999 Letter Agreement, dated March
                      29, 2000, between the Company and Relational Investors,
                      LLC.

                              NUEVO ENERGY COMPANY


                          GLOSSARY OF OIL AND GAS TERMS

TERMS USED TO DESCRIBE QUANTITIES OF OIL AND NATURAL GAS

         - Bbl -- One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

         - Bcf -- One billion cubic feet of natural gas.

         - Bcfe -- One billion cubic feet of natural gas equivalent.

         - BOE -- One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

         - MBbl -- One thousand Bbls.

         - Mcf -- One thousand cubic feet of natural gas.

         - MMBbl -- One million Bbls of oil or other liquid hydrocarbons.

         - MMcf -- One million cubic feet of natural gas.

         - MBOE -- One thousand BOE.

         - MMBOE -- One million BOE.

TERMS USED TO DESCRIBE THE COMPANY'S  INTERESTS IN WELLS AND ACREAGE

         - Gross oil and gas wells or acres -- The Company's gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

         - Net oil and gas wells or acres -- Determined by multiplying "gross" oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

TERMS USED TO ASSIGN A PRESENT VALUE TO THE COMPANY'S RESERVES

         - Standard measure of proved reserves -- The present value, discounted at 10%, of the pre-tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer's reserve report for the prices it received for the production on the date of the report, unless it had a contract to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company's proved reserves. The standardized measure of the Company's proved reserves is disclosed in the Company's audited financial statements at note 16.

         - Pre-tax discounted present value -- The discounted present value of proved reserves is identical to the standardized measure, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different tax rates.

TERMS USED TO CLASSIFY OUR RESERVE QUANTITIES

         - Proved reserves -- The estimated quantities of crude oil, natural gas and natural gas liquids which, upon

                              NUEVO ENERGY COMPANY


           analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

     The SEC definition of proved oil and gas reserves, per Article 4-10(a)(2) of Regulation S-X, is as follows:

         Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         (a) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
     (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         (b) Reserves which can be produced economically through application of improved recovery, techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         (c) Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

     - Proved developed reserves -- Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     - Proved undeveloped reserves -- Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

TERMS WHICH DESCRIBE THE COST TO ACQUIRE THE COMPANY'S RESERVES

     - Finding costs -- The Company's finding costs compare the amount the Company spent to acquire, explore and develop its oil and gas properties, explore for oil and gas and to drill and complete wells during a period, with the increases in reserves during the period. This amount is calculated by dividing the net change in the Company's evaluated oil and property costs during a period by the change in proved reserves plus production over the same period. The Company's finding costs as of December 31 of any year represent the average finding costs over the three-year period ending December 31 of that year. The Company's finding costs as of June 30, 1999 represent average finding costs over a two and one half year period ending on June 30, 1999.

TERMS WHICH DESCRIBE THE PRODUCTIVE LIFE OF A PROPERTY OR GROUP OF PROPERTIES

     - Reserve life index -- A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life index for the years ended December 31, 1996, 1997 or 1998 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated. In order to reflect the divestiture of the East Texas properties and the Star acquisition, the Company's reserve life index for June 30, 1999 was calculated by dividing estimated net proved reserves at June 30, 1999 by the Company's annualized pro forma production for the first six months of 1999, assuming the Company closed the Star acquisition on January 1, 1999.

                              NUEVO ENERGY COMPANY


TERMS USED TO DESCRIBE THE LEGAL OWNERSHIP OF THE COMPANY'S OIL AND GAS
PROPERTIES

     - Royalty interest -- A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

     - Working interest -- A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

TERMS USED TO DESCRIBE SEISMIC OPERATIONS

     - Seismic data -- Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

     - 2-D seismic data -- 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

     - 3-D seismic -- 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

THE COMPANY'S MISCELLANEOUS DEFINITIONS

     - Infill drilling - Infill drilling is the drilling of an additional well or additional wells in excess of those provided for by a spacing order in order to more adequately drain a reservoir.

     - No. 6 fuel oil (Bunker) - No. 6 fuel oil is a heavy residual fuel oil used by ships, industry, and for large-scale heating installations.

            - Upstream oil and gas properties - Upstream is a term used in describing operations performed before those at a point of reference. Production is an upstream operation and marketing is a downstream operation when the refinery is used as a point of reference. On a gas pipeline, gathering activities are considered to have ended when gas reaches a central point for delivery into a single line, and facilities used before this point of reference are upstream facilities used in gathering, whereas facilities employed after commingling at the central point and employed to make ultimate delivery of the gas are downstream facilities.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NUEVO ENERGY COMPANY
                              --------------------
                                  (Registrant)

Date:    March 29, 2000               By: /s/Douglas L. Foshee
       ----------------------             ------------------------
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

By: /s/ Douglas L. Foshee                                   Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Douglas L. Foshee
    Chairman of the Board of Directors,
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Robert M. King                                      Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Robert M. King
    Senior Vice President and
    Chief Financial Officer (Principal Financial Officer)

By: /s/ Sandra D. Kraemer                                   Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Sandra D. Kraemer
    Controller (Principal Accounting Officer)

By: /s/ Robert L. Gerry III                                 Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Robert L. Gerry III
    Director

By: /s/ Gary R. Petersen                                    Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Gary R. Petersen
    Director

By: /s/ Thomas D. Barrow                                    Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Thomas D. Barrow
    Director

By: /s/ Isaac Arnold, Jr.                                   Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Isaac Arnold, Jr.
    Director

By: /s/ David Ross III                                      Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    David Ross III
    Director

By: /s/ Robert W. Shower                                    Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Robert W. Shower
    Director

By: /s/ Charles M. Elson                                    Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    Charles M. Elson
    Director

By: /s/ David H. Batchelder                                 Date:       March 29, 2000
    ------------------------------------------------              -------------------------
    David H. Batchelder
    Director

                               Index to Exhibits

Exhibit                           Description
-------                           -----------

21       Subsidiaries of the Registrant

23.1     Consent of KPMG LLP