Form 10-Q/A
period 2000-03-31
NUEVO ENERGY CO
filed 2001-02-16
CIK 861819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                              NUEVO ENERGY COMPANY

                                      INDEX


                                                                                                          PAGE
                                                                                                         NUMBER
PART I.   FINANCIAL INFORMATION


 ITEM 1.  Financial Statements
                                                                                             .
                  Condensed Consolidated Balance Sheets:
                           March 31, 2000 (Unaudited) and December 31, 1999........................         3
                  Condensed Consolidated Statements of Operations (Unaudited):
                           Three months ended March 31, 2000 and March 31, 1999....................         5
                  Condensed Consolidated Statements of Cash Flows (Unaudited):
                           Three months ended March 31, 2000 and March 31, 1999....................         6
                  Notes to Condensed Consolidated Financial Statements (Unaudited).................         7


 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        14


 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...............................        22


PART II.  OTHER INFORMATION........................................................................        23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                     ASSETS

                                                                      March 31, 2000    December 31, 1999
                                                                      --------------    -----------------
                                                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.....................................         $    3,746         $   10,288
 Accounts receivable...........................................             35,070             45,004
 Product inventory.............................................              6,082              4,610
 Prepaid expenses and other....................................              3,690              6,389
                                                                        ----------         ----------
   Total current assets........................................             48,588             66,291
                                                                        ----------         ----------

PROPERTY AND EQUIPMENT, AT COST:

 Land..........................................................             51,017             51,017
 Oil and gas properties (successful efforts method)............          1,015,432          1,002,779
 Gas plant facilities..........................................             12,020             12,140
 Other facilities..............................................             12,271             11,874
                                                                        ----------         ----------

                                                                         1,090,740          1,077,810
 Accumulated depreciation, depletion and
   amortization................................................           (445,588)          (429,349)
                                                                        ----------         ----------
                                                                           645,152            648,461
                                                                        ----------         ----------

DEFERRED TAX ASSETS, NET.......................................             23,415             24,005

OTHER ASSETS...................................................             20,715             21,273
                                                                        ----------         ----------
                                                                        $  737,870         $  760,030
                                                                        ==========         ==========



     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
                    (Amounts in Thousands, Except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    March 31, 2000       December 31,1999
                                                                    --------------       ----------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable ..........................................          $ 13,195            $ 20,492
   Accrued interest...........................................             8,431               2,353
   Accrued liabilities........................................            28,677              37,755
   Current maturities of long-term debt.......................               375                 750
                                                                        --------            --------
      Total current liabilities...............................            50,678              61,350
                                                                        --------            --------

LONG-TERM DEBT, NET OF CURRENT MATURITIES.....................           338,752             340,750

OTHER LONG-TERM LIABILITIES...................................             8,914               9,292

CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I...............................           115,000             115,000

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value, 50,000,000 shares
   authorized,  20,548,271 and 20,437,371 shares issued and
   17,430,793 and 17,931,393 shares outstanding at March
   31, 2000 and December 31, 1999, respectively ..............               205                 204

   Additional paid-in capital.................................           359,761             357,855

   Treasury stock, at cost, 2,961,996 and 2,430,074 shares, at
   March 31, 2000 and December 31, 1999, respectively.........           (61,120)            (49,605)

   Stock held by benefit trust, 155,482 and 75,904 shares, at
   March 31, 2000 and December 31, 1999, respectively.........            (3,283)             (3,184)

   Deferred stock compensation................................              (266)               (216)

   Accumulated deficit........................................           (70,771)            (71,416)
                                                                        --------            --------
      Total stockholders' equity..............................           224,526             233,638
                                                                        --------            --------
                                                                        $737,870            $760,030
                                                                        ========            ========


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          2000               1999
                                                                          ----               ----
REVENUES:
   Oil and gas revenues...........................................       $70,729           $ 43,464
   Gain on sale of assets, net....................................           140             81,699
   Interest and other income......................................           626              1,480
                                                                         -------           --------
                                                                          71,495            126,643
                                                                         -------           --------
COSTS AND EXPENSES:
   Lease operating expenses.......................................        31,111             29,914
   Exploration costs..............................................         3,254              2,125
   Depreciation, depletion and amortization.......................        16,241             23,320
   General and administrative expenses............................         5,372              3,832
   Outsourcing fees...............................................         3,333              3,210
   Interest expense...............................................         8,290              7,999
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................         1,653              1,653
   Other expense..................................................         1,160              2,522
                                                                         -------           --------
                                                                          70,414             74,575
                                                                         -------           --------

Income before income taxes........................................         1,081             52,068

Provision for income taxes........................................           436             20,726
                                                                         -------           --------
NET INCOME........................................................       $   645           $ 31,342
                                                                         =======           ========
EARNINGS PER SHARE:

BASIC:
Earnings per common share.........................................       $  0.04           $   1.58
                                                                         =======           ========
Weighted average common shares outstanding........................        17,814             19,840
                                                                         =======           ========
DILUTED:
Earnings per common share.........................................       $  0.04           $   1.58
                                                                         =======           ========
Weighted average common and dilutive potential
common shares outstanding.........................................        18,209             19,840
                                                                         =======           ========


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2000             1999
                                                                     ------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................         $    645          $  31,342
  Adjustments to reconcile net income to
      net cash provided by/(used in) operating activities:
          Depreciation, depletion and amortization .......           16,241             23,320
          Gain on sale of assets, net ....................             (140)           (81,699)
          Dry hole costs .................................              (44)               827
          Amortization of other costs ....................              444                405
          Deferred taxes .................................              796             14,626
          Appreciation of deferred compensation plan .....              432                152
          Mark to market of liability management swap ....              781                 --
          Other ..........................................               33                 --
                                                                   --------          ---------
                                                                     19,188            (11,027)
  Changes in assets and liabilities:
          Accounts receivable ............................            9,934                334
          Accounts payable and accrued liabilities .......          (10,297)            (4,287)
          Other ..........................................             (251)             4,548
                                                                   --------          ---------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES ......           18,574            (10,432)
                                                                   --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties ...................          (12,223)           (15,630)
   Additions to gas plant facilities .....................             (126)              (494)
   Additions to other facilities .........................             (398)            (1,057)
   Proceeds from sales of properties .....................               --            192,583
                                                                   --------          ---------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES ......          (12,747)           175,402
                                                                   --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..............................            8,025             86,590
   Payments of long-term debt ............................          (10,398)          (140,415)
   Treasury stock purchases ..............................          (11,614)                --
   Proceeds from issuance of common stock ................            1,618                 --
                                                                   --------          ---------
NET CASH USED IN FINANCING ACTIVITIES ....................          (12,369)           (53,825)
                                                                   --------          ---------

   Net (decrease)/increase in cash and cash equivalents ..           (6,542)           111,145
   Cash and cash equivalents at beginning of
      period .............................................           10,288              7,403
                                                                   --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............         $  3,746          $ 118,548
                                                                   ========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amounts capitalized) ..............         $  1,769          $   2,306
      Income taxes .......................................         $     --          $      --



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

       On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. On February 25, 2000, this arrangement was extended through February 26, 2001. Amounts paid to enter into these arrangements were insignificant. Based on LIBOR rates in effect at March 31, 2000, this amounted to a net reduction in the carrying cost of the Notes

                              NUEVO ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       from 9 1/2% to 6.13%, or 337 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. For the three months ended March 31, 2000, the Company recorded an unrealized loss of $781,000 related to the change in the fair value of the Notes.

       For 2000, the Company entered into swap contracts on 16,500 barrels of oil per day ("BOPD"), at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At March 31, 2000, the market value of the hedge positions was a loss of approximately $48.0 million. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. The settlement loss of approximately $3.0 million related to the unwinding of the ceiling was recognized as an adjustment to the gain on the sale of the non-core California oil and gas properties, for which the ceiling was designated as a hedge of production. The Company re-designated the remaining floors of 2,800 BOPD for the period May 2000 through December 2000, as a hedge of other California production.

       For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel. At March 31, 2000, the market value of these swaps was a loss of $24.6 million. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

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


                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                                 2000             1999
                                                                                 ----             ----
         Sales to unaffiliated customers:
              Oil and gas - Domestic...................................         $59,549         $ 39,803
              Oil and gas - International..............................          11,180            3,661
                                                                                -------         --------
         Total sales...................................................          70,729           43,464
              Gain on sale of assets, net..............................             140           81,699
              Other revenues...........................................             626            1,480
                                                                                -------         --------
         Total revenues................................................         $71,495         $126,643
                                                                                =======         ========

         Operating profit before income taxes:
              Oil and gas - Domestic (a)...............................         $17,879         $ 71,936
              Oil and gas - International..............................           2,751           (1,963)
                                                                                -------         --------
                                                                                 20,630           69,973
         Unallocated corporate expenses................................           9,606            8,253
         Interest expense..............................................           8,290            7,999
         Dividends on TECONS...........................................           1,653            1,653
                                                                                -------         --------
              Income before income taxes...............................         $ 1,081         $ 52,068
                                                                                =======         ========

         Depreciation, depletion and amortization:
              Oil and gas - Domestic...................................         $13,705         $ 21,147
              Oil and gas - International..............................           2,169            1,798
              Other....................................................             367              375
                                                                                -------         --------
                                                                                $16,241         $ 23,320
                                                                                =======         ========

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


       (a) Includes an $80.3 million gain on sale of the East Texas gas properties for the three months ended March 31, 1999.


5.     LONG-TERM DEBT

       Long-term debt consists of the following (amounts in thousands):

                                                                                   March 31,      December 31,
                                                                                     2000            1999
                                                                                     ----            ----
       9 1/2% Senior Subordinated Notes due 2008..............................     $257,310        $257,310
       9 1/2% Senior Subordinated Notes due 2006..............................        2,417           2,440
       Bank credit facility (a)...............................................       79,025          81,000
       OPIC credit facility...................................................          375             750
                                                                                   --------        --------
               Total debt.....................................................      339,127         341,500
       Less: current maturities...............................................         (375)           (750)
                                                                                   --------        --------
       Long-term debt.........................................................     $338,752        $340,750
                                                                                   ========        ========



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

6.     EARNINGS PER SHARE COMPUTATION

       SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended March 31, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows:


                                                                    For the Three Months Ended March 31,
                                                                -------------------------------------------
                                                                      2000                     1999
                                                                -----------------       -------------------
                                                                Income     Shares       Income       Shares
                                                                ------     ------       ------       ------
       Earnings per Common share - Basic..................        $645      17,814      $31,342      19,840
       Effect of dilutive securities:
       Stock options......................................          --         395           --          --
                                                                  ----      ------      -------      ------
       Earnings per Common share - Diluted................        $645      18,209      $31,342      19,840
                                                                  ====      ======      =======      ======


7.     CONTINGENCIES AND OTHER MATTERS

       The Company has been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


       al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs, based on pleadings and deposition testimony, allege: i) underpayment of royalties and claim damages, on a gross basis, based on the most recent estimate of $56.5 million, including interest; ii) that their production was improperly commingled with gas produced from an adjoining lease, resulting in damages, including interest based on the most recent estimate of $40.8 million (gross); iii) failure to develop claiming damages including interest based on the most recent estimate of $106.3 million (gross); and iv) numerous other claims that may result in unspecified damages. Nuevo's working interest in these properties is 20%. The Company, along with the other defendants in this case, denies these allegations and is vigorously contesting these claims. Management does not believe that the final outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity. As of March 31, 2000 and December 31, 1999, management believes that the estimated ultimate resolution of this matter is adequately reflected in the condensed consolidated financial statements.

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

       In connection with their respective February 1995 acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


       took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for US income tax purposes. The Company's potential direct liability could be as much as $48.5 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.1 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

8.     CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS

       In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment. The Company expects that it will still have an accumulated credit balance at the end of 2000 to offset future payments under this agreement. A continuation of higher than normal oil price realizations would, however, trigger payments under this agreement beginning in March of 2002.

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.     SUBSEQUENT EVENT

       In May 2000, the Company sold its working interest in the Las Cienegas field in California for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. No impairment charge was recorded upon reclassification to assets held for sale. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 (see Note 1) and will record a net gain on sale of approximately $740,000.

10.    SHARE REPURCHASES

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

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first three months of 2000 and 1999 are as follows (amounts in thousands):


                                                     For the Three Months Ended

                                                              March 31,
                                                     --------------------------
                                                         2000          1999
                                                         ----          ----
             Domestic                                  $12,400       $ 5,838
             International                               3,506        10,580
                                                       -------       -------
                  Total                                $15,906       $16,418
                                                       =======       =======


       The following is a description of significant exploration and development activity during the first three months of 2000.

       Exploration Activity

       Domestic

       There was no significant activity during the first quarter of 2000.

       International

       On February 16, 2000, the Company completed its acquisition of the 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). The Company's costs of the 3-D seismic survey acquisition and processing were approximately $3.0 million. This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. The Company is currently interpreting the data, which is expected to be complete by the end of the second quarter. The Company currently plans to drill its first exploratory well on the concession late this year. Estimated costs to drill this well are approximately $12.5 million, on a gross basis.

       Development Activity

       Domestic

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

       A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the first quarter of 2000, the Company completed the installation of its first cogeneration unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The completion of the cogeneration project cost approximately $4.5 million and should result in significant cost savings of approximately $450,000 per year plus an additional $1.7 million per year in electricity sales for the Brea Olinda property. Also, the Company is currently beginning construction of a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam operations and help reduce expenses in the long-term. The water plant is expected to cost approximately $6.2 million to construct.

       International

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

       On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9 1/2% Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. On February 25, 2000, this arrangement was extended through February 26, 2001. Amounts paid to enter into these arrangements were insignificant. Based on LIBOR rates in effect at March 31, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9 1/2% to 6.13%, or 337 basis points. In addition, the swap arrangement also effectively hedges the price at which these Notes can be repurchased by the Company. For the three months ended March 31, 2000, the Company recorded an unrealized loss of $781,000 related to the change in the fair value of the Notes.

       For 2000, the Company entered into swap contracts on 16,500 BOPD, at an average West Texas Intermediate ("WTI") price of $17.94 per barrel. The Company also entered into collars on an additional 16,500 BOPD, with a floor of $16.00 per barrel and ceiling of $21.21 per barrel. This production is hedged based on a fixed NYMEX price. Also for the year 2000, the Company has entered into basis swaps on 3,000 BOPD of its production in the Congo, hedging the basis differential between No. 6 fuel oil and WTI at an average differential of $1.88 per barrel. At March 31, 2000, the market value of the hedge positions was a loss of approximately $48.0 million. In May 2000, in connection with the sale of certain non-core California oil and gas properties (see Note 9), the Company unwound the $21.21 per barrel ceiling on 2,800 BOPD for the period May 2000 through December 2000. The settlement loss of approximately $3.0 million related to the unwinding of the ceiling was recognized as an adjustment to the gain on the sale of the non-core California oil and gas properties, for which the ceiling was designated as a hedge of production. The Company re-designated the remaining floors of 2,800 BOPD for the period May 2000 through December 2000, as a hedge of other California production.


       For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52 per barrel, for the second quarter on 25,000 BOPD at an average WTI price of $19.54 per barrel, and for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per barrel. At March 31, 2000, the market value of these swaps was a loss of $24.6 million. These agreements expose the Company to

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

       CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS

       In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on near month of delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $30.8 million in price credits as of December 31, 1999, which will be used to reduce future amounts owed under the contingent payment. The Company expects that it will still have an accumulated credit balance at the end of 2000 to offset future payments under this agreement. A continuation of higher than normal oil price realizations would, however, trigger payments under this agreement beginning in March of 2002.

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

       DEFERRED INCOME TAXES

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

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2000 AND 1999)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:


                                                                                 Three Months
                                                                                Ended March 31,         %
                                                                               ----------------      Increase/
                                                                               2000        1999      (Decrease)
                                                                               ----        ----      ----------
Production:
         Oil and condensate - Domestic (MBBLS).....................            3,714       3,985        (7)%
         Oil and condensate - International (MBBLS)................              501         389        29%
                                                                              ------      ------
         Oil and condensate - Total (MBBLS)........................            4,215       4,374        (4)%

         Natural gas - Domestic/Total (MMCF).......................            3,995       4,092        (2)%

         Natural gas liquids - Domestic/Total (MBBLS)..............               41          43        (5)%

         Equivalent barrels of production - Domestic (MBOE)........            4,421       4,710        (6)%
         Equivalent barrels of production - International (MBOE)...              501         389        29%
                                                                              ------      ------
         Equivalent barrels of production - Total (MBOE)...........            4,922       5,099        (3)%

Average Sales Price:
         Oil and condensate - Domestic.............................           $13.13      $ 7.84        67%
         Oil and condensate - International........................           $22.32      $ 9.46       136%
         Oil and condensate - Total................................           $14.22      $ 7.99        78%

         Natural gas - Domestic/Total..............................           $ 2.42      $ 1.83        32%

Lease Operating Expense:
         Average unit production cost(1) per BOE - Domestic........           $ 6.28      $ 5.72        10%
         Average unit production cost(1) per BOE - International...           $ 6.69      $ 7.64       (12)%
         Average unit production cost(1) per BOE - Total...........           $ 6.32      $ 5.87         8%


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

Interest Expense:

Interest expense of $8.3 million for the three months ended March 31, 2000, increased 4% as compared to interest expense in the same period in 1999. The increase is primarily attributable to higher interest rates as the Company exchanged its 8 7/8% Senior Subordinated Notes for 9 -1/2% Senior Subordinated Notes due 2008 in the third quarter of 1999.

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

                             NUEVO ENERGY COMPANY
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.

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

                             NUEVO ENERGY COMPANY

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See Note 7 to the Notes to Condensed Consolidated Financial Statements.


        On April 5, 2000, the Company filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each own a 50% interest in the Sacate Field, offshore Santa Barbara County, California, which can only be accessed from an existing ExxonMobil platform. The Company has alleged that by grossly inflating the fee that ExxonMobil insists the Company must pay to use an existing ExxonMobil platform and production infrastructure, ExxonMobil failed to submit a proposal for the development of the Sacate field consistent with the Unit Operating Agreement. The Company therefore believes that it has been denied a reasonable opportunity to exercise its rights under the Unit Operating Agreement. ExxonMobil contends that Nuevo had not consented to the operation and therefore cannot receive its share of production from Sacate until ExxonMobil has first recovered certain costs and fees. As a result, Nuevo has neither received revenues nor incurred operating expenses related to Sacate. The Company has alleged that ExxonMobil's actions breach the Unit Operating Agreement and the covenant of good faith and fair dealing. The Company is seeking damages and a declaratory judgment as to the payment that must be made to access ExxonMobil's platform and facilities. The Company's capitalized costs associated with Sacate are insignificant.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

       -      MBOE -- One thousand BOE.

       -      MMBOE -- One million BOE.


TERMS USED TO CLASSIFY OUR RESERVE QUANTITIES

       - Proved reserves -- The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

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

                                             NUEVO ENERGY COMPANY
                                                 (Registrant)



Date:     May 15, 2000                       By:/s/  Douglas L. Foshee
          ------------                             ----------------------------
                                                    Douglas L. Foshee
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:     May 15, 2000                       By:/s/ Robert M. King
          ------------                             ----------------------------
                                                    Robert M. King
                                                    Senior Vice President and
                                                    Chief Financial Officer