Form 10-Q/A
period 2000-06-30
NUEVO ENERGY CO
filed 2001-02-16
CIK 861819

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

                              NUEVO ENERGY COMPANY

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets:
                   June 30, 2000 (Unaudited) and December 31, 1999 ..................................     3
             Condensed Consolidated Statements of Operations (Unaudited):
                   Three and six months ended June 30, 2000 and June 30, 1999 .......................     4
             Condensed Consolidated Statements of Cash Flows (Unaudited):
                   Six months ended June 30, 2000 and June 30, 1999 .................................     6
             Notes to Condensed Consolidated Financial Statements (Unaudited) .......................     7


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    14


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .................................    25


PART II. OTHER INFORMATION ..........................................................................    26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                                                  June 30, 2000      December 31, 1999
                                                                                  -------------      -----------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ....................................................   $    13,122           $    10,288
 Accounts receivable ..........................................................        36,554                45,004
 Product inventory ............................................................        11,135                 4,610
 Prepaid expenses and other ...................................................         4,961                 6,389
                                                                                  -----------           -----------
   Total current assets .......................................................        65,772                66,291
                                                                                  -----------           -----------
PROPERTY AND EQUIPMENT, AT COST:
 Land .........................................................................        51,017                51,017
 Oil and gas properties (successful efforts method) ...........................     1,045,774             1,002,779
 Gas plant facilities .........................................................        12,020                12,140
 Other facilities .............................................................        12,595                11,874
                                                                                  -----------           -----------
                                                                                    1,121,406             1,077,810
 Accumulated depreciation, depletion and amortization .........................      (461,191)             (429,349)
                                                                                  -----------           -----------
                                                                                      660,215               648,461
                                                                                  -----------           -----------
DEFERRED TAX ASSETS, NET ......................................................        22,971                24,005
OTHER ASSETS ..................................................................        20,284                21,273
                                                                                  -----------           -----------
                                                                                  $   769,242           $   760,030
                                                                                  ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................................   $    14,667           $    20,492
   Accrued interest ...........................................................         2,474                 2,353
   Accrued liabilities ........................................................        40,304                37,755
   Current maturities of long-term debt .......................................            --                   750
                                                                                  -----------           -----------
      Total current liabilities ...............................................        57,445                61,350
                                                                                  -----------           -----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES .....................................       363,227               340,750
OTHER LONG-TERM LIABILITIES ...................................................         8,447                 9,292
CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF NUEVO FINANCING I ............................................       115,000               115,000
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     20,589,072 and 20,437,371 shares issued and 17,421,594
     and 17,931,393 shares outstanding at June 30, 2000 and
     December 31, 1999, respectively ..........................................           206                   204
   Additional paid-in capital .................................................       360,397               357,855
   Treasury stock, at cost, 3,006,452 and 2,430,074 shares, at
     June 30, 2000 and December 31, 1999, respectively ........................       (61,935)              (49,605)
   Stock held by benefit trust, 161,026 and 75,904 shares, at
     June 30, 2000 and December 31, 1999, respectively ........................        (3,395)               (3,184)
   Deferred stock compensation ................................................          (233)                 (216)
   Accumulated deficit ........................................................       (69,917)              (71,416)
                                                                                  -----------           -----------
        Total stockholders' equity ............................................       225,123               233,638
                                                                                  -----------           -----------
                                                                                  $   769,242           $   760,030
                                                                                  ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                             2000               1999
                                                                           --------           --------
REVENUES:
   Oil and gas revenues ...............................................    $ 72,599           $ 52,876
   Gain on sale of assets, net ........................................         366             (1,387)
   Interest and other income ..........................................         195              1,371
                                                                           --------           --------
                                                                             73,160             52,860
                                                                           --------           --------
COSTS AND EXPENSES:
   Lease operating expenses ...........................................      34,273             30,298
   Exploration costs ..................................................       1,488              7,874
   Depreciation, depletion and amortization ...........................      15,582             22,937
   General and administrative expenses ................................       4,101              3,367
   Outsourcing fees ...................................................       3,430              3,636
   Interest expense ...................................................       8,517              8,401
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS) .................................       1,653              1,653
   Other expense ......................................................       2,687                457
                                                                           --------           --------
                                                                             71,731             78,623
                                                                           --------           --------

Income (loss) before income taxes .....................................       1,429            (25,763)

Provision (benefit) for income taxes ..................................         575            (10,205)
                                                                           --------           --------

NET INCOME (LOSS) .....................................................    $    854           $(15,558)
                                                                           ========           ========


EARNINGS (LOSS) PER SHARE:

BASIC:
Earnings (loss) per common share ......................................    $   0.05           $  (0.78)
                                                                           ========           ========

Weighted average common shares outstanding ............................      17,587             19,853
                                                                           ========           ========

DILUTED:
Earnings (loss) per common share ......................................    $   0.05           $  (0.78)
                                                                           ========           ========

Weighted average common and dilutive potential
common shares outstanding .............................................      17,939             19,853
                                                                           ========           ========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                     2000                   1999
                                                                                   --------               --------
REVENUES:
   Oil and gas revenues .......................................................    $143,328               $ 96,340
   Gain on sale of assets, net ................................................         506                 80,312
   Interest and other income ..................................................         821                  2,851
                                                                                   --------               --------
                                                                                    144,655                179,503
                                                                                   --------               --------
COSTS AND EXPENSES:
   Lease operating expenses ...................................................      65,384                 60,212
   Exploration costs ..........................................................       4,742                  9,999
   Depreciation, depletion and amortization ...................................      31,823                 46,257
   General and administrative expenses ........................................       9,473                  7,199
   Outsourcing fees ...........................................................       6,763                  6,846
   Interest expense ...........................................................      16,807                 16,400
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS) .........................................       3,306                  3,306
   Other expense ..............................................................       3,847                  2,979
                                                                                   --------               --------
                                                                                    142,145                153,198
                                                                                   --------               --------

Income before income taxes ....................................................       2,510                 26,305

Provision for income taxes ....................................................       1,011                 10,521
                                                                                   --------               --------

NET INCOME ....................................................................    $  1,499               $ 15,784
                                                                                   ========               ========


EARNINGS PER SHARE:

BASIC:
Earnings per common share .....................................................    $   0.08               $   0.80
                                                                                   ========               ========

Weighted average common shares outstanding ....................................      17,701                 19,848
                                                                                   ========               ========

DILUTED:
Earnings per common share .....................................................    $   0.08               $   0.79
                                                                                   ========               ========

Weighted average common and dilutive potential
common shares outstanding .....................................................      18,074                 19,915
                                                                                   ========               ========

     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                                                              Six Months Ended June 30,
                                                                                             --------------------------
                                                                                            2000                    1999
                                                                                          ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................................    $   1,499               $  15,784
  Adjustments to reconcile net income to
      net cash provided by/(used in) operating activities:
          Depreciation, depletion and amortization ...................................       31,823                  46,257
          Gain on sale of assets, net ................................................         (506)                (80,312)
          Dry hole costs .............................................................           89                   7,297
          Amortization of other costs ................................................          903                     811
          Deferred taxes .............................................................        1,382                   5,521
          Mark to market of deferred compensation plan ...............................           24                     111
          Mark to market of liability management swap ................................          371                      --
          Other ......................................................................           66                     120
                                                                                          ---------               ---------
                                                                                             35,651                  (4,411)
  Changes in assets and liabilities:
      Accounts receivable ............................................................        8,450                  (1,459)
      Accounts payable and accrued liabilities .......................................       (3,152)                 (5,606)
      Other ..........................................................................       (4,621)                 (1,680)
                                                                                          ---------               ---------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES ..................................       36,328                 (13,156)
                                                                                          ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties ...............................................      (43,609)                (35,497)
   Acquisitions of oil and gas properties ............................................           --                 (61,416)
   Additions to gas plant facilities .................................................         (126)                   (674)
   Additions to other facilities .....................................................         (721)                 (2,434)
   Proceeds from sales of properties .................................................        1,297                 199,663
                                                                                          ---------               ---------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES ..................................      (43,159)                 99,642
                                                                                          ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..........................................................       32,500                 120,090
   Deferred financing costs ..........................................................       (1,634)                     --
   Payments of long-term debt ........................................................      (10,773)               (160,340)
   Treasury stock purchases ..........................................................      (12,540)                     --
   Proceeds from issuance of common stock ............................................        2,112                      --
                                                                                          ---------               ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES ..................................        9,665                 (40,250)
                                                                                          ---------               ---------

   Net increase in cash and cash equivalents .........................................        2,834                  46,236
   Cash and cash equivalents at beginning of
      period .........................................................................       10,288                   7,403
                                                                                          ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................    $  13,122               $  53,639
                                                                                          =========               =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amounts capitalized) ..........................................    $  15,782               $  15,646
      Income taxes ...................................................................    $      --               $   2,250

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

         As a result of hedging transactions, oil and gas revenues were reduced by $24.8 million and $9.0 million in the second quarter of 2000 and 1999, respectively. For the first six months of 2000 and 1999, oil and gas revenues were reduced by $51.3 million and $8.8 million, respectively, as a result of hedging transactions. On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9-1/2% Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. On February 25, 2000, this arrangement was extended through February 26, 2001. Amounts paid to enter into these arrangements were insignificant. Based on LIBOR rates in effect at June 30, 2000, this amounted to a net reduction in the carrying cost of the Notes from

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         9-1/2% to 7.03%, or 247 basis points. In addition, the swap arrangement also effectively sets the price at which the Company can repurchase these Notes. For the three and six months ended June 30, 2000, the Company recorded an unrealized gain of $410,000 and an unrealized loss of $371,000, respectively, related to the change in the fair value of the Notes. This agreement has an early termination clause at the discretion of the Company. In July 2000, a portion of this swap arrangement was settled on a notional amount of $5.0 million of the Notes. The Company will record a gain of approximately $100,000 as a result of this settlement.

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                                                                             For the Six Months Ended June 30,
                                                                             ---------------------------------
                                                                               2000                    1999
                                                                             --------                --------
                                                                                  (amounts in thousands)
         Sales to unaffiliated customers:
              Oil and gas - Domestic...................................   $      121,354         $       85,425
              Oil and gas - International..............................           21,974                 10,915
                                                                          --------------         --------------
         Total sales...................................................          143,328                 96,340
              Gain on sale of assets, net..............................              506                 80,312
              Other revenues...........................................              821                  2,851
                                                                          --------------         --------------
         Total revenues................................................   $      144,655         $      179,503
                                                                          ==============         ==============

         Operating profit before income taxes:
              Oil and gas - Domestic (a)...............................   $       35,399         $       61,516
              Oil and gas - International..............................            7,219                   (806)
                                                                          --------------         --------------
                                                                                  42,618                 60,710
         Unallocated corporate expenses................................           19,995                 14,699
         Interest expense..............................................           16,807                 16,400
         Dividends on TECONS...........................................            3,306                  3,306
                                                                          --------------         --------------
              Income before income taxes...............................   $        2,510         $       26,305
                                                                          ==============         ==============

         Depreciation, depletion and amortization:
              Oil and gas - Domestic...................................   $       26,854         $       41,651
              Oil and gas - International..............................            4,236                  3,855
              Other....................................................              733                    751
                                                                          --------------         --------------
                                                                          $       31,823         $       46,257
                                                                          ==============         ==============

(a) Includes an $80.3 million gain on sale of the East Texas gas properties for the six months ended June 30, 1999.


5.       LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):

                                                                                     June 30,           December 31,
                                                                                       2000                  1999
                                                                                   ------------         ------------
         9 1/2% Senior Subordinated Notes due 2008............................     $    257,310         $    257,310
         9 1/2% Senior Subordinated Notes due 2006............................            2,417                2,440
         Bank credit facility (a).............................................          103,500               81,000
         OPIC credit facility.................................................               --                  750
                                                                                   ------------         ------------
               Total debt.....................................................          363,227              341,500
         Less: current maturities.............................................               --                 (750)
                                                                                   ------------         ------------
         Long-term debt.......................................................     $    363,227         $    340,750
                                                                                   ============         ============

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

6.       EARNINGS PER SHARE COMPUTATION

         SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended June 30, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows (amounts in thousands):

                                                                       For the Three Months Ended June 30,
                                                              ----------------------------------------------------
                                                                         2000                       1999
                                                              --------------------------  ------------------------
                                                                 Income        Shares         Loss        Shares
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Basic..................    $        854        17,587  $  (15,558)       19,853
       Effect of dilutive securities:
       Stock options......................................             ---           352          ---          ---
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Diluted................    $        854        17,939  $  (15,558)       19,853
                                                              ============  ============  ===========  ===========

                                                                        For the Six Months Ended June 30,
                                                              ----------------------------------------------------
                                                                         2000                       1999
                                                              --------------------------  ------------------------
                                                                 Income        Shares         Loss        Shares
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Basic..................    $      1,499        17,701  $    15,784       19,848
       Effect of dilutive securities:
       Stock options......................................             ---           373          ---           67
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Diluted................    $      1,499        18,074  $    15,784       19,915
                                                              ============  ============  ===========  ===========

7.       CONTINGENCIES AND OTHER MATTERS

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

9.       DIVESTITURES

         In May 2000, the Company sold its working interest in the Las Cienegas field in California for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. No impairment charge was recorded upon reclassification to assets held for sale. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 (see Note 1) and recorded a net gain on sale of approximately $740,000.

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

         Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first six months of 2000 and 1999 are as follows (amounts in thousands):

                                                For the Six Months Ended
                                                       June 30,
                                               -------------------------
                                                  2000           1999
                                               ----------     ----------
             Domestic                          $   44,063     $   17,274
             International                          4,515         19,421
                                               ----------     ----------
                  Total                        $   48,578     $   36,695
                                               ==========     ==========

         The following is a description of significant exploration and development activity during the first six months of 2000.

         Exploration Activity

         Domestic
         There was no significant activity during the first half of 2000.

         International
         On February 16 2000, the Company completed its acquisition and processing of a 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). The Company's costs of the 3-D seismic survey acquisition and processing were approximately $3.0 million. This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. The Company currently plans to drill its first exploratory well on the concession late this year. Estimated costs to drill this well are approximately $12.5 million, on a gross basis.

         In June 2000, the Company acquired interests in two exploration permits in the Republic of Tunisia, North Africa, that add 1.3 million acres to the Company's international portfolio. The first of these permits is the 171,000-acre Alyane Permit located offshore Tunisia in the Gulf of Gabes. The Company will own a 100% participating interest and act as operator of the block.

         The Convention and Joint Venture Agreement for the Alyane Permit call for an initial term of four years, followed by two optional three-year terms. Nuevo's work commitment requires shooting 3-D seismic and drilling one exploratory well on the Alyane Permit in the initial term. The Company's anticipated costs under this commitment are approximately $9.0 million. The Company plans to explore the Alyane Permit aggressively and will acquire 3-D seismic data in mid 2001 with the aim of drilling its first exploratory well in 2002. Nuevo anticipates formal government approval of the Convention and Joint Venture Agreement in the first quarter of 2001.

         Effective April 1, 2000, Nuevo acquired a 10.42% participating interest from Bligh Tunisia Inc. in the 1.1-million-acre Anaguid Permit located onshore southern Tunisia in the Ghadames Basin for approximately $1.5 million. Operated by Anadarko Petroleum Company, this permit is on trend with Anadarko's prolific Hassi Berkine complex located to the west in Algeria. Under the current work commitment, the partners must drill one exploration well on the Anaguid Permit by December 2001. The Company's anticipated costs under this

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       commitment are approximately $1.3 million. In addition, the partners will reprocess all existing seismic data and acquire new 2-D seismic data during 2000. Following the expiration of the current work commitment term in December 2001, the final renewal phase requires the drilling of one exploration well on the Anaguid Permit during the 2 1/2-year term. Nuevo expects to receive government approval of this acquisition in the first quarter of 2001.

       In addition to acquiring its interests in the Anaguid and Alyane Permits, Nuevo has, effective April 1, 2000, increased its existing 17.5% participating interest in the 900,000-acre Fejaj Permit onshore Tunisia by acquiring an additional 20% participating interest from Bligh Tunisia Inc. Nuevo and its partners plan to re-enter and deepen the Chott Fejaj #3 well on the Fejaj Permit to test a sub-salt prospect. The Company's anticipated costs under this commitment are approximately $750,000. The current term of the Fejaj Permit expires in April 2001, but a one-year extension is being sought. The Chott Fejaj #3 well was drilled initially to the top of salt in 1998.

       Development Activity

       Domestic
       The Company drilled a total of 103 development wells in the first half of 2000, most of which relate to the interests acquired from Texaco in 1999. The Company completed the first phase of its development-drilling program on its Cymric lease acquired from Texaco, which included drilling 40 wells. The Company began the second phase of this development program in June 2000, which includes drilling an additional 60 wells. The Company expects this program to be completed by the end of first quarter 2001. The wells drilled to date are currently producing at a combined rate of 3,000 barrels of oil per day ("BOPD"). In total, the Company drilled 54 wells on its Cymric lease (four of which were horizontal wells), 17 wells on its Belridge lease (seven of which were horizontal wells), and 29 wells at Midway Sunset. Additionally, 49 injectors have been drilled to support the production from these fields. In addition to the development activity at Cymric, the Company successfully drilled two offshore wells at its Huntington Beach property. These two wells have been completed and are producing 350 BOPD.

       A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the second quarter of 2000, the Company completed the installation of its first self-generation unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The completion of the self-generation project cost approximately $4.5 million and should result in significant cost savings of approximately $450,000 per year plus an additional $1.7 million per year in electricity sales for the Brea Olinda property. A second unit should be installed and online by year-end 2000. Also, the Company is currently constructing a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam operations and help reduce expenses in the long-term. The water plant is expected to cost approximately $6.2 million to construct.

       International
       There was no significant activity during the first half of 2000.

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

       On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converts the interest rate on $16.4 million notional amount of the 9-1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. On February 25, 2000, this arrangement was extended through February 26, 2001. Amounts paid to enter into these arrangements were insignificant. Based on LIBOR rates in effect at June 30, 2000, this amounted to a net reduction in the carrying cost of the Notes from 9-1/2 % to 7.03%, or 247 basis points. In addition, the swap arrangement also effectively sets the price at which the Company can repurchase these Notes. For the three and six months ended June 30, 2000, the Company recorded an unrealized gain of $410,000 and an unrealized loss of $371,000, respectively, related to the change in the fair value of the Notes. This agreement has an early termination clause at the discretion of the Company. In July 2000, a portion of this swap arrangement was settled on a notional amount of $5.0 million of the Notes. The Company will record a gain of approximately $100,000 as a result of this settlement.

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


       RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2000 AND 1999)

       The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                                  Three Months
                                                                                  Ended June 30,          %
                                                                             ---------------------      Increase/
                                                                              2000           1999      (Decrease)
                                                                             ------         ------     ----------
       PRODUCTION:
         Oil and condensate - Domestic (MBBL.S) ...................           3,640          3,831        (5%)
         Oil and condensate - International (MBBL.S)...............             477            459         4%
                                                                             ------         ------
         Oil and condensate - Total (MBBL.S).......................           4,117          4,290        (4%)

         Natural gas - Domestic (MMCF).............................           3,816          4,135        (8%)

         Natural gas liquids - Domestic (MMCF).....................              44             50       (12%)

         Equivalent barrels of production - Domestic (MBOE)........           4,320          4,570        (5%)
         Equivalent barrels of production - International (MBOE)...             477            459         4%
                                                                             ------         ------
         Equivalent barrels of production - Total (MBOE)...........           4,797          5,029        (5%)

       AVERAGE SALES PRICE:
         Oil and condensate - Domestic.............................          $13.12         $ 9.50        38%
         Oil and condensate - International........................          $22.63         $15.73        44%
         Oil and condensate - Total................................          $14.23         $10.17        40%

         Natural gas - Domestic....................................          $ 3.43         $ 1.92        79%

       LEASE OPERATING EXPENSE:
         Average unit production cost(1) per BOE - Domestic........          $ 7.12         $ 5.90        21%
         Average unit production cost(1) per BOE - International...          $ 7.37         $ 7.28         1%
         Average unit production cost(1) per BOE - Total...........          $ 7.14         $ 6.02        19%


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

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2000 AND 1999)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                                 Six Months
                                                                               Ended June 30,            %
                                                                            --------------------     Increase/
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

       27. Financial Data Schedule

                          GLOSSARY OF OIL AND GAS TERMS

TERMS USED TO DESCRIBE QUANTITIES OF OIL AND NATURAL GAS

       o Bbl -- One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

       o      Bcf -- One billion cubic feet of natural gas.

       o      Bcfe -- One billion cubic feet of natural gas equivalent.

       o BOE -- One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

       o      MBbl -- One thousand Bbls.

       o      Mcf -- One thousand cubic feet of natural gas.

       o      MMBbl -- One million Bbls of oil or other liquid hydrocarbons.

       o      MMcf -- One million cubic feet of natural gas.

       o      MBOE -- One thousand BOE.

       o      MMBOE -- One million BOE.


TERMS USED TO CLASSIFY OUR RESERVE QUANTITIES

       o Proved reserves -- The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

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

       o Proved developed reserves -- Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

       o Proved undeveloped reserves -- Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

TERMS USED TO DESCRIBE THE LEGAL OWNERSHIP OF THE COMPANY'S OIL AND GAS
PROPERTIES

       o Royalty interest -- A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

       o Working interest -- A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

TERMS USED TO DESCRIBE SEISMIC OPERATIONS

       o Seismic data -- Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

       o 2-D seismic data -- 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

       o 3-D seismic -- 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

THE COMPANY'S MISCELLANEOUS DEFINITIONS

       o Infill drilling - Infill drilling is the drilling of an additional well or additional wells in excess of those provided for by a spacing order in order to more adequately drain a reservoir.

       o No. 6 fuel oil (Bunker) - No. 6 fuel oil is a heavy residual fuel oil used by ships, industry, and for large-scale heating installations.

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