Form 10-Q/A
period 2000-09-30
NUEVO ENERGY CO
filed 2001-02-16
CIK 861819

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

                              NUEVO ENERGY COMPANY

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER

PART I.   FINANCIAL INFORMATION


 ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           September 30, 2000 (Unaudited) and December 31, 1999............................    3
                  Condensed Consolidated Statements of Operations (Unaudited):
                           Three and nine months ended September 30, 2000 and September 30, 1999...........    4
                  Condensed Consolidated Statements of Cash Flows (Unaudited):
                           Nine months ended September 30, 2000 and September 30, 1999.....................    6
                  Notes to Condensed Consolidated Financial Statements (Unaudited).........................    7

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   15

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................   27

PART II.  OTHER INFORMATION................................................................................   28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                                  September 30, 2000          December 31, 1999
                                                                  ------------------          -----------------
                          ASSETS                                     (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents.....................................    $        51,275              $       10,288
 Accounts receivable...........................................             55,775                      45,004
 Product inventory.............................................                602                       4,610
 Prepaid expenses and other....................................              3,618                       6,389
                                                                   ---------------              --------------
   Total current assets........................................            111,270                      66,291
                                                                   ---------------              --------------
PROPERTY AND EQUIPMENT, AT COST:
 Land..........................................................             51,017                      51,017
 Oil and gas properties (successful efforts method)............          1,076,269                   1,002,779
 Gas plant facilities..........................................             12,020                      12,140
 Other facilities..............................................             14,259                      11,874
                                                                   ---------------              --------------
                                                                         1,153,565                   1,077,810
 Accumulated depreciation, depletion and amortization..........           (478,949)                   (429,349)
                                                                   ---------------              --------------
                                                                           674,616                     648,461
                                                                   ---------------              --------------
DEFERRED TAX ASSETS, NET.......................................             17,882                      24,005
OTHER ASSETS...................................................             27,152                      21,273
                                                                   ---------------              --------------
                                                                   $       830,920              $      760,030
                                                                   ===============              ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................    $        22,176              $       20,492
   Accrued interest............................................              8,410                       2,353
   Accrued liabilities.........................................             34,132                      37,755
   Current maturities of long-term debt........................                ---                         750
                                                                   ---------------              --------------
      Total current liabilities................................             64,718                      61,350
                                                                   ---------------              --------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES......................            409,727                     340,750
OTHER LONG-TERM LIABILITIES....................................              8,424                       9,292
CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I................................            115,000                     115,000
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     20,599,322 and 20,437,371 shares issued and 17,431,844 and
     17,931,393 shares outstanding at September 30, 2000 and
     December 31, 1999, respectively...........................                206                         204
   Additional paid-in capital.................................             360,747                     357,855
   Treasury stock, at cost, 2,999,650 and 2,430,074 shares, at
     September 30, 2000 and December 31, 1999, respectively...             (61,818)                    (49,605)
   Stock held by benefit trust, 167,828 and 75,904 shares, at
     September 30, 2000 and December 31, 1999, respectively...              (3,512)                     (3,184)
   Deferred stock compensation................................                (191)                       (216)
   Accumulated deficit........................................             (62,381)                    (71,416)
                                                                   ---------------              --------------
      Total stockholders' equity .............................             233,051                     233,638
                                                                   ---------------              --------------
                                                                   $       830,920              $      760,030
                                                                   ===============              ==============


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                              2000                     1999
                                                                           ----------               ----------
REVENUES:
   Oil and gas revenues...........................................       $       87,328           $       68,987
   Gain on sale of assets, net....................................                   --                     (309)
   Interest and other income......................................                2,264                    1,570
                                                                         --------------           --------------
                                                                                 89,592                   70,248
                                                                         --------------           --------------
COSTS AND EXPENSES:
   Lease operating expenses.......................................               38,226                   35,629
   Exploration costs..............................................                  791                      620
   Depreciation, depletion and amortization.......................               18,062                   17,299
   Loss on sale of assets, net....................................                  520                       --
   General and administrative expenses............................                3,918                    4,636
   Outsourcing fees...............................................                3,436                    3,603
   Interest expense...............................................                9,789                    7,948
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................                1,653                    1,653
   Other expense..................................................                  572                    3,454
                                                                         --------------           --------------
                                                                                 76,967                   74,842
                                                                         --------------           --------------

Income (loss) before income taxes.................................               12,625                   (4,594)

Provision (benefit) for income taxes..............................                5,089                   (1,838)
                                                                         --------------           --------------

NET INCOME (LOSS).................................................       $        7,536           $       (2,756)
                                                                         ==============           ==============

EARNINGS (LOSS) PER SHARE:

BASIC:
Earnings (loss) per common share..................................      $          0.43           $        (0.14)
                                                                        ===============           ==============

Weighted average common shares outstanding........................               17,589                   19,610
                                                                        ===============          ===============

DILUTED:
Earnings (loss) per common share..................................      $          0.42           $        (0.14)
                                                                        ===============           ==============

Weighted average common and dilutive potential
common shares outstanding.........................................               17,886                   19,610
                                                                        ===============           ==============


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands, Except per Share Data)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                2000                    1999
                                                                            ----------               ----------
REVENUES:
   Oil and gas revenues...........................................       $      230,656           $      165,327
   Gain on sale of assets, net....................................                   --                   80,003
   Interest and other income......................................                3,085                    4,421
                                                                         --------------           --------------
                                                                                233,741                  249,751
                                                                         --------------           --------------
COSTS AND EXPENSES:
   Lease operating expenses.......................................              103,610                   95,841
   Exploration costs..............................................                5,533                   10,619
   Depreciation, depletion and amortization.......................               49,885                   63,556
   Loss on sale of assets, net....................................                   14                       --
   General and administrative expenses............................               13,391                   11,835
   Outsourcing fees...............................................               10,199                   10,449
   Interest expense...............................................               26,596                   24,348
   Dividends on Guaranteed Preferred
      Beneficial Interests in Company's
      Convertible Debentures (TECONS).............................                4,959                    4,959
   Other expense..................................................                4,419                    6,433
                                                                         --------------           --------------
                                                                                218,606                  228,040
                                                                         --------------           --------------

Income before income taxes........................................               15,135                   21,711

Provision for income taxes........................................                6,100                    8,683
                                                                         --------------           --------------

NET INCOME........................................................       $        9,035           $       13,028
                                                                         ==============           ==============

EARNINGS PER SHARE:

BASIC:
Earnings per common share.........................................      $          0.51           $         0.66
                                                                        ===============           ==============

Weighted average common shares outstanding........................               17,663                   19,768
                                                                        ===============           ==============

DILUTED:
Earnings per common share.........................................      $          0.50           $         0.65
                                                                        ===============           ==============

Weighted average common and dilutive potential
common shares outstanding.........................................               18,013                   19,902
                                                                        ===============           ==============


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2000             1999
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................       $   9,035        $  13,028
  Adjustments to reconcile net income to
      net cash provided by/(used in) operating activities:
          Depreciation, depletion and amortization .......          49,885           63,556
          Loss (gain) on sale of assets, net .............              14          (80,003)
          Dry hole costs .................................              91            7,324
          Amortization of other costs ....................           1,396            1,254
          Debt modification costs ........................              --            2,883
          Deferred taxes .................................           6,471            7,183
          Mark to market of deferred compensation plan ...             (53)             577
          Other ..........................................             108              120
                                                                 ---------        ---------
                                                                    66,947           15,922
  Changes in assets and liabilities:
      Accounts receivable ................................         (10,771)         (13,234)
      Accounts payable and accrued liabilities ...........           4,118           (7,174)
      Other ..............................................           3,650            2,127
                                                                 ---------        ---------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES ......          63,944           (2,359)
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties ...................         (76,216)         (41,849)
   Acquisitions of oil and gas properties ................              --          (61,416)
   Additions to gas plant facilities .....................            (126)          (3,420)
   Additions to other facilities .........................          (2,384)          (8,938)
   Proceeds from sales of properties .....................           2,584          199,663
                                                                 ---------        ---------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES ......         (76,142)          84,040
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..............................         197,100          134,590
   Payments of long-term debt ............................        (128,873)        (195,267)
   Deferred financing and modification costs .............          (4,964)          (7,872)
   Treasury stock purchases ..............................         (12,540)         (19,802)
   Proceeds from issuance of common stock ................           2,462            1,454
                                                                 ---------        ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES ......          53,185          (86,897)
                                                                 ---------        ---------
   Net increase (decrease) in cash and cash equivalents ..          40,987           (5,216)
   Cash and cash equivalents at beginning of
      period .............................................          10,288            7,403
                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............       $  51,275        $   2,187
                                                                 =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amounts capitalized) ..............       $  19,143        $  23,133
      Income taxes .......................................       $      --        $   2,250


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements in the 1999 Form 10-K of Nuevo Energy Company (the "Company").

       The SEC is currently reviewing certain of the Company's historical financial statements, reserve information and other information included in the Company's periodic filings in conjunction with the Company's filing of a shelf registration statement on Form S-3. In the course of the review by the SEC of the registration statement, the Company may be required to make changes to the description of its business, reserves, financial statements and other information. While the Company believes that its historical financial statements have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles and the regulations published by the SEC, and that its reserve and other disclosures are in accordance with applicable SEC guidelines, comments by the SEC on the registration statement may require modification or reformulation of the Company's financial statements, reserves and other information previously filed with the SEC.

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

       On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9-1/2% Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement effectively set the price at which the Company could repurchase these Notes. In the third quarter of 2000, this swap arrangement was settled, resulting in no significant impact to the Company's results of operations.

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                                                                         For the Nine Months Ended September 30,
                                                                         ---------------------------------------
                                                                                2000                  1999
                                                                          --------------         --------------
                                                                                  (amounts in thousands)
         Sales to unaffiliated customers:
              Oil and gas - Domestic...................................   $      199,550         $      144,583
              Oil and gas - International..............................           31,106                 20,744
                                                                          --------------         --------------
         Total sales...................................................          230,656                165,327
              Gain on sale of assets, net..............................               --                 80,003
              Other revenues...........................................            3,085                  4,421
                                                                          --------------         --------------
         Total revenues................................................   $      233,741         $      249,751
                                                                          ==============         ==============

         Operating profit before income taxes:
              Oil and gas - Domestic (a)...............................   $       62,116         $       72,539
              Oil and gas - International..............................           10,597                  3,568
                                                                          --------------         --------------
                                                                                  72,713                 76,107
         Unallocated corporate expenses................................           26,023                 25,089
         Interest expense..............................................           26,596                 24,348
         Dividends on TECONS...........................................            4,959                  4,959
                                                                          --------------         --------------
              Income before income taxes...............................   $       15,135         $       21,711
                                                                          ==============         ==============

         Depreciation, depletion and amortization:
              Oil and gas - Domestic...................................   $       42,418         $       56,212
              Oil and gas - International..............................            6,368                  6,174
              Other....................................................            1,099                  1,170
                                                                          --------------         --------------
                                                                          $       49,885         $       63,556
                                                                          ==============         ==============

(a) Includes an $80.3 million gain on sale of the East Texas gas properties for the nine months ended September 30, 1999.

5.     LONG-TERM DEBT

       Long-term debt consists of the following (amounts in thousands):

                                                                                        September 30,       December 31,
                                                                                             2000               1999
                                                                                        -------------       ------------
       9 3/8% Senior Subordinated Notes due 2010(a)...........................           $  150,000         $      ---
       9 1/2% Senior Subordinated Notes due 2008..............................              257,310            257,310
       9 1/2% Senior Subordinated Notes due 2006..............................                2,417              2,440
       Bank credit facility(b)................................................                   --             81,000
       OPIC credit facility...................................................                   --                750
                                                                                         ----------         ----------
               Total debt.....................................................              409,727            341,500
       Less: current maturities...............................................                   --               (750)
                                                                                         ----------         ----------
       Long-term debt.........................................................           $  409,727         $  340,750
                                                                                         ==========         ==========

(a) In September 2000, the Company issued $150.0 million of 9 3/8% Senior Subordinated Notes due October 1, 2010 ("9 3/8% Notes"). Interest on the 9 3/8% Notes accrues at the rate of 9 3/8% per annum

                              NUEVO ENERGY COMPANY
        NOTED TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

6.     EARNINGS (LOSS) PER SHARE COMPUTATION

       SFAS No. 128 requires a reconciliation of the numerator (income or loss) and denominator (shares) of the basic earnings (loss) per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. In the three-month period ended September 30, 1999, there were no potential dilutive common shares. The Company's reconciliation is as follows (amounts in thousands):

                                                                    For the Three Months Ended September 30,
                                                              ----------------------------------------------------
                                                                         2000                        1999
                                                              --------------------------  ------------------------
                                                                  Income          Shares      Loss          Shares
                                                              ------------  ------------  -----------  -----------
       Earnings (loss) per Common share - Basic...........    $      7,536        17,589  $   (2,756)       19,610
       Effect of dilutive securities:
       Stock options......................................              --           297           --           --
                                                              ------------  ------------  -----------  -----------
       Earnings (loss) per Common share - Diluted.........    $      7,536        17,886  $   (2,756)       19,610
                                                              ============  ============  ===========  ===========

                                                                     For the Nine Months Ended September 30,
                                                              ----------------------------------------------------
                                                                         2000                       1999
                                                              --------------------------  ------------------------
                                                                  Income        Shares       Income        Shares
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Basic..................    $      9,035        17,663  $    13,028       19,768
       Effect of dilutive securities:
       Stock options......................................              --           350           --          134
                                                              ------------  ------------  -----------  -----------
       Earnings per Common share - Diluted................    $      9,035        18,013  $    13,028       19,902
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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

       In connection with their respective February 1995 acquisitions of two subsidiaries owning interests in the Yombo field offshore West Africa (each a "Congo subsidiary"), the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller not to claim certain tax losses incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of these tax losses utilized by the seller in years prior to the acquisitions if certain triggering events occur. A triggering event will not occur if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for US income tax purposes. The Company's potential direct liability could be as much as $48.0 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $64.6 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

9.     DIVESTITURES

       In May 2000, the Company sold its working interest in the Las Cienegas field in California for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. No impairment charge was recorded upon reclassification to assets held for sale. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 (see Note 1) and recorded an adjusted net gain on sale of approximately $780,000. Also, the Company sold certain of its non-core assets during the third quarter of 2000, recognizing a net loss of approximately $500,000.

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

                              NUEVO ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


11.    LEGAL PROCEEDINGS

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

                              NUEVO ENERGY COMPANY
       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       FORWARD LOOKING STATEMENTS

       This document includes "forward looking statements" within the meaning of
       Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), and the Private Securities Litigation Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document and in the Company's Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission ("SEC"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

       SEC REVIEW

       The SEC is currently reviewing certain of the Company's historical financial statements, reserve information and other information included in the Company's periodic filings in conjunction with the Company's filing of a shelf registration statement on Form S-3. In the course of the review by the SEC of the registration statement, the Company may be required to make changes to the description of its business, reserves, financial statements and other information. While the Company believes that its historical financial statements have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles and the regulations published by the SEC, and that its reserve and other disclosures are in accordance with applicable SEC guidelines, comments by the SEC on the registration statement may require modification or reformulation of the Company's financial statements, reserves and other information previously filed with the SEC.

       CAPITAL RESOURCES AND LIQUIDITY

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

       Exploration and development expenditures, including amounts expensed under the successful efforts method, for the first nine months of 2000 and 1999 are as follows (amounts in thousands):

                                                                For the Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                 2000               1999
                                                              ---------           ---------
             Domestic                                         $  75,726           $  25,622
             International                                        7,536              22,148
                                                              ---------           ---------
                  Total                                       $  83,262           $  47,770
                                                              =========           =========

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

       International

       On February 16, 2000, the Company completed its acquisition and processing of a 3-D seismic survey across the Eastern portion of its Accra-Keta concession offshore the Republic of Ghana in West Africa ("Ghana"). The Company's costs of the 3-D seismic survey acquisition and processing were approximately $3.0 million. This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. In October 2000, the Company transferred a 25% participating interest in this permit to a large U.S.-based independent oil and gas company. Nuevo will continue to be the operator of the permit and currently has a 75% participating interest. The Company plans to drill its first exploratory well on the concession late this year or early 2001 and continues to hold discussions with parties considering the acquisition of an interest in this concession. Estimated costs to drill this well are approximately $12.5 million, on a gross basis.


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

       Effective April 1, 2000, Nuevo acquired a 10.42% participating interest from Bligh Tunisia Inc. in the 1.1-million-acre Anaguid Permit located onshore southern Tunisia in the Ghadames Basin for approximately $1.5 million. Operated by Anadarko Petroleum Company, this permit is on trend with Anadarko's prolific Hassi Berkine complex located to the west in Algeria. Under the current work commitment, the partners must drill one exploration well on the Anaguid Permit by December 2001. The Company's anticipated costs under this commitment are approximately $1.3 million. In addition, the partners will reprocess all existing seismic data and acquire new 2-D seismic data during 2000. Following the expiration of the current work commitment term in December 2001, the final renewal phase requires the drilling of one exploration well on the Anaguid Permit during the 2-1/2-year term. Nuevo expects to receive government approval of this acquisition in the first quarter of 2001.

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

       A significant facility expansion is underway at the Brea Olinda field. The Company had flared approximately 2.5 MMCF of natural gas per day, due to the lack of a gas market. In the second quarter of 2000, the Company completed the installation of its first self-generation unit, which utilizes the gas and converts it to electricity to supply all of the field electrical needs as well as provides excess electricity for sale. The start-up of the first self-generation project cost approximately $4.5 million and has resulted in significant cost savings of approximately $450,000 per year plus an additional $1.7 million per year in electricity sales for the Brea Olinda property to date. A second unit should be installed and online by year-end 2000. Also, the Company is currently constructing a water plant at its Cymric Field that will provide a long-term source of water to be used in the Company's steam operations and help reduce expenses in the long-term. The Company expects this plant to be online and operational by year-end. The water plant is expected to cost approximately $6.2 million to construct.

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

       On February 26, 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9-1/2% Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement effectively set the price at which the Company could repurchase these Notes. In the third quarter of 2000, this swap arrangement was settled, resulting in no significant impact to the Company's results of operations.

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

       RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999)

       The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                    Three Months
                                                                 Ended September 30,
                                                                 -------------------             %
                                                                                             Increase/
                                                                  2000          1999         (Decrease)
                                                                  -----         -----         ----------
PRODUCTION:
  Oil and condensate - Domestic (MBBLS) .................         3,999         3,962             1%
  Oil and condensate - International (MBBLS) ............           479           501            (4%)
                                                                  -----         -----           ----
  Oil and condensate - Total (MBBLS) ....................         4,478         4,463             0%

  Natural gas - Domestic (MMCF) .........................         3,636         4,926           (26%)

  Natural gas liquids - Domestic (MBBLS) ................            48            54           (11%)

  Equivalent barrels of production - Domestic (MBOE) ....         4,652         4,837            (4%)
  Equivalent barrels of production -
   International (MBOE) ..................................          479           501            (4%)
                                                                  -----         -----
  Equivalent barrels of production - Total (MBOE) .......         5,131         5,338            (4%)

AVERAGE SALES PRICE:
  Oil and condensate - Domestic .........................        $14.51        $11.39            27%
  Oil and condensate - International ....................        $19.07        $19.62            (3%)
  Oil and condensate - Total ............................        $15.00        $12.31            22%

  Natural gas - Domestic ................................         $5.24         $2.53           107%

LEASE OPERATING EXPENSE:
  Average unit production cost(1) per BOE - Domestic ....         $7.46         $6.78            10%
  Average unit production cost(1) per BOE -
   International .........................................        $7.31         $5.65            29%
  Average unit production cost(1) per BOE - Total .......         $7.45         $6.67            12%

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

Domestic: Oil and gas revenues for the three months ended September 30, 2000, were 32% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 27% improvement in average realized oil prices and a 107% improvement in average realized gas prices, partially offset by a 26% decrease in gas production. The realized oil price of $14.51 per barrel for the third quarter of 2000 includes negative hedging results of $8.39 per barrel of oil, compared to negative hedging results of $4.30 per barrel of oil for the third quarter of 1999.

International: Oil revenues for the three months ended September 30, 2000, decreased 7% as compared to the same period in 1999. This decrease resulted from a 3% decrease in oil price realizations to $19.07 per barrel, coupled with a 4% decrease in oil production. The realized oil price for the third quarter of 2000 includes hedging gains of $2.06 per barrel of oil, compared to hedging gains of $1.06 per barrel in the third quarter of 1999.

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

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                               Nine Months
                                                                           Ended September 30,           %
                                                                        ------------------------       Increase/
                                                                            2000         1999         (Decrease)
                                                                        ----------   -----------      ----------
PRODUCTION:
         Oil and condensate - Domestic (MBBLS).....................         11,352        11,777        (4%)
         Oil and condensate - International (MBBLS)................          1,457         1,350         8%
                                                                        ----------    ----------
         Oil and condensate - Total (MBBLS)........................         12,809        13,127        (2%)
         Natural gas - Domestic (MMCF).............................         11,447        13,153       (13%)
         Natural gas liquids - Domestic (MBBLS)....................            133           147       (10%)
         Equivalent barrels of production - Domestic (MBOE)........         13,393        14,116        (5%)
         Equivalent barrels of production - International (MBOE)...          1,457         1,350         8%
                                                                        ----------    ----------
         Equivalent barrels of production - Total (MBOE)...........         14,850        15,466        (4%)

AVERAGE SALES PRICE:
         Oil and condensate - Domestic.............................     $    13.61    $     9.58        42%
         Oil and condensate - International........................     $    21.35    $    15.37        39%
         Oil and condensate - Total................................     $    14.49    $    10.17        42%
         Natural gas - Domestic....................................     $     3.65    $     2.12        72%

LEASE OPERATING EXPENSE:
         Average unit production cost(1) per BOE - Domestic........     $     6.96    $     6.14        13%
         Average unit production cost(1) per BOE - International...     $     7.12    $     6.78         5%
         Average unit production cost(1) per BOE - Total...........     $     6.98    $     6.20        13%

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

Domestic: Oil and gas revenues for the nine months ended September 30, 2000, were 38% higher than oil and gas revenues for the same period in 1999. This increase is primarily due to a 42% improvement in average realized oil prices and a 72% improvement in average realized gas prices, partially offset by a 13% decrease in gas production and a 4% decrease in oil production. The 5% decrease in total production is a result of asset sales, reduced capital

                              NUEVO ENERGY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Spending in 1999 and production interruptions due to pump replacements and brown-outs in California during recent periods of extreme temperatures. The realized oil price of $13.61 per barrel for the first nine months of 2000 includes negative hedging results of $86.9 million, or $7.66 per barrel of oil, compared to hedging losses of $26.7 million, or $2.26 per barrel in the first nine months of 1999.

International: Oil revenues for the nine months ended September 30, 2000, increased 50% compared to the same period in 1999. This significant increase resulted from a 39% increase in oil price realizations to $21.35 per barrel, coupled with an 8% increase in oil production. The realized oil price for the first nine months of 2000 includes hedging gains of $3.0 million, or $2.08 per barrel of oil, compared to hedging gains of $1.4 million, or $1.01 per barrel in the first nine months of 1999.

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

Domestic: Lease operating expenses per BOE were $6.96 in the first nine months of 2000, compared to $6.14 in the same period in 1999. Higher steam costs accounted for $0.86 of the per BOE increase, partially offset by lower field costs. The remaining increase is attributable to the 5% decrease in production.

International: Lease operating expenses per BOE were $7.12 in the first nine months of 2000, compared to $6.78 in the same period in 1999. The increase in lease operating expenses per BOE is primarily attributable to the 8% increase in production.

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

               4.13 Registration Agreement dated September 26, 2000 between
                    Nuevo Energy Company and Banc of America Securities LLC, Banc One Capital Markets, Inc. and J.P. Morgan & Co.

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

THE COMPANY'S MISCELLANEOUS DEFINITIONS

     o Infill drilling -- Infill drilling is the drilling of an additional well or additional wells in excess of those provided for by a spacing order in order to more adequately drain a reservoir.

     o No. 6 fuel oil (Bunker) -- No. 6 fuel oil is a heavy residual fuel oil used by ships, industry, and for large-scale heating installations.

                              NUEVO ENERGY COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NUEVO ENERGY COMPANY
                                         (Registrant)



Date:     November 14, 2000          By: /s/  Douglas L. Foshee
          -----------------              --------------------------------------
                                         Douglas L. Foshee
                                         Chairman, President and Chief Executive
                                         Officer


Date:     November 14, 2000          By:  /s/ Robert M. King
          -----------------               -------------------------------------
                                          Robert M. King
                                          Senior Vice President and Chief
                                          Financial Officer