Form 10-K405
period 2000-12-31
NUEVO ENERGY CO
filed 2001-03-29
CIK 861819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                   OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _____________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 22, 2001, was approximately $291,326,805.

As of March 22, 2001, the number of outstanding shares of the registrant's common stock was 16,505,768.

Documents Incorporated by Reference:

Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 2000, are incorporated by reference into Part III.

                             NUEVO ENERGY COMPANY

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                    Number
                                                                                                                   ------
PART I
   Item 1.               Business...........................................................................          2
   Item 2.               Properties.........................................................................         14
   Item 3.               Legal Proceedings..................................................................         22
   Item 4.               Submission of Matters to a Vote of Security Holders................................         23

PART II
   Item 5.               Market for the Registrant's Common Equity
                           and Related Stockholder Matters..................................................         24
   Item 6.               Selected Financial Data............................................................         26
   Item 7.               Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................         27
   Item 7a.              Quantitative and Qualitative Disclosures About Market Risk.........................         39
   Item 8.               Financial Statements and Supplementary Data........................................         40
   Item 9.               Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..............................................         71

PART III
   Item 10.              Directors and Executive Officers of the Registrant.................................         71
   Item 11.              Executive Compensation.............................................................         71
   Item 12.              Security Ownership of Certain Beneficial Owners and Management.....................         71
   Item 13.              Certain Relationships and Related Transactions.....................................         71

PART IV
   Item 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K....................         71

                         Signatures

                              NUEVO ENERGY COMPANY

                                     PART I

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward looking statements. The Company can give no assurances that the assumptions upon which such forward looking statements are based will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth throughout this document. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

  Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself from its numerous peer group competitors and to generate long term shareholder value consists of: (i) a management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and net asset value; (ii) a contrarian investment and financing orientation, in which the Company seeks to purchase assets during periods of industry weakness and sell assets during periods of industry strength; (iii) the outsourcing of non-strategic functions; and (iv) the alignment of employee compensation structures with shareholder objectives. Nuevo is also committed to an exemplary corporate governance structure, which reinforces management's overarching view that Nuevo should be a conduit for shareholders to achieve superior long-term capital gains. All of Nuevo's directors, other than the chief executive officer, are independent directors. Nuevo's directors and executive officers each have made substantial equity investments in Nuevo, in order to align their interests with that of the Company's stockholders.

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

Oil and Gas Activities

  Since its inception in 1990, Nuevo has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high potential prospects. The Company's primary strengths are its large inventory of exploitation projects in its core areas of operation which the Company believes will support future growth in reserves and production per share; its ability to identify and acquire, at attractive prices, long-lived

                              NUEVO ENERGY COMPANY

producing properties which have significant potential for further exploration, exploitation and development; a capital structure supportive of a growing investment program and future acquisitions; and a price risk management policy designed to protect the Company's ability to generate self-sustaining cash flow and to meet the interest coverage tests under the Company's bond indentures. During the five years ended December 31, 2000, the Company invested $594.7 million in six acquisitions that added estimated net proved reserves of 196.6 MMBBLS of oil and 171.1 BCF of natural gas and replaced 329% of its production at an average cost of $3.32 per BOE.

Domestic Operations

  As of December 31, 2000, the Company's estimated net U.S. proved reserves totaled 224.4 MMBOE or 91% of Nuevo's total proved reserve base. During 2000, the Company's domestic production was 18.1 MMBOE, or 91% of total production.

  The majority of the Company's domestic properties are located in the state of California, where the Company operates from an office in Bakersfield. The Company's properties in California are categorized as either Onshore or Offshore.

  Nuevo's California onshore district operations encompass an estimated net proved reserve base of 143.4 MMBOE as of December 31, 2000, and produced 11.0 MMBOE in 2000. The Company's main California onshore properties include the Company's interests in the Cymric, Midway-Sunset and Belridge oil fields in the Western San Joaquin Basin in Kern County, California, the Buena Vista Hills field in the Southern San Joaquin Basin in Kern County and the Coalinga gas field in the North San Joaquin Valley. Certain of the Company's onshore properties utilize thermal operations to maximize current production and the ultimate recovery of reserves. The Company owns a 100% working interest (88% net revenue) in its properties in the Cymric field and the entire working interest and an average net revenue interest of approximately 98% in its properties in the Midway-Sunset field. Production is from several zones in the Cymric field, including the Tulare, Diatomite and Point of Rocks formations and the Antelope Shale. The Midway-Sunset field produces from five zones with the Potter Sand and the thermal Diatomite accounting for the majority of the total production. The productive zones of the Belridge field above 2,000 feet in which the Company owns royalty interest are operated by another independent energy company. The remaining deeper zones of the Belridge field are operated and owned by the Company in fee with 100% working and net revenue interests.
The Company operates and owns a 100% working interest (79% net revenue) in the Buena Vista Hills field. Production from this field is from the Etchegoin Sands and the Antelope Shale. The Coalinga gas field is operated by Nuevo and the Company owns an average 61% working interest (52% net revenue). Production is from the Gatchell formation. The Company also operates three fee properties in the Brea Olinda oil field in northern Orange County with a 100% working and net revenue interest. The Company has royalty interests in additional wells in the Brea Olinda field. Brea Olinda production is from multiple-pay zones in the Miocene and Pliocene sandstones at depths up to 6,500 feet.

  Nuevo's California offshore district operations encompass an estimated net proved reserve base of 79.1 MMBOE as of December 31, 2000, and resulted in production of 6.4 MMBOE in 2000. Nuevo's offshore district properties include the Company's interests in the Point Pedernales, Dos and East Dos Cuadras, Huntington Beach, Santa Clara and Belmont oil fields in federal OCS leases, offshore Santa Barbara and Ventura Counties and Long Beach. The Company acquired a 12% working interest (10% net revenue) in the Point Pedernales field in July 1994 and an additional 68% working interest (57% net revenue) in the field as part of the acquisition of the California properties in 1996. The Point Pedernales field is operated by the Company, and is located 3.5 miles offshore Santa Barbara County, California, in federal waters. Production is from the Monterey Shale at depths from 3,500-5,150 feet. The Dos Cuadras and East Dos Cuadras fields are located offshore five and one-half miles from Santa Barbara in the Santa Barbara Channel. The Company operates three platforms with a 50% working interest (42% net revenue) and another platform with a 67.5% working interest (56% net revenue).

  The Company also has properties located in the onshore Gulf Coast region, which are operated from the Company's headquarters in Houston. Nuevo's Houston district operations encompass an estimated net proved reserve base of 1.8 MMBOE as of December 31, 2000, and produced 0.7 MMBOE in 2000. Houston district properties include the Company's interests in the Giddings field in Grimes and Austin Counties, Texas; and in the North Frisco City field in Monroe County, Alabama. The Company owns an interest in 12 producing wells in the

                              NUEVO ENERGY COMPANY

Giddings field and has an average 46.9% working (35.2% net revenue) interest in these wells. The North Frisco City field is operated by Nuevo. Nuevo owns approximately a 22% working (17% net revenue) interest in this field.

  The Company continues to create value through domestic oil and gas development projects. The Company initiates workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves. The Company has identified in excess of 1,200 domestic exploitation projects on existing properties, at a West Texas Intermediate ("WTI") crude price of $24.86 per Bbl. Capital expenditures for domestic exploitation projects totaled $91.3 million in 2000 and are currently budgeted at approximately $105.0 million in 2001. Examples of current or planned projects include the continuation of horizontal drilling in the onshore district and infill drilling in the Cymric field to further exploit the Diatomite formation.

  The Company also has a program targeting exploration opportunities in California. The Company seeks to reduce the risks normally associated with exploration through the use of advanced technologies, such as 3-D seismic surveys and computer aided exploration ("CAEX") techniques, and by participating with experienced industry partners. The Company's exploration program resulted in 11 successful wells and two dry wells in 2000.

  Capital expenditures for domestic exploration activity totaled $5.3 million in 2000 and are budgeted at approximately $15.0 million in 2001.

International Operations

  As of December 31, 2000, the Company's estimated international net proved reserves totaled 23.2 MMBOE, or 9% of Nuevo's total proved reserve base. During 2000, the Company's international production was 1.8 MMBOE, or 9% of Nuevo's total production.

  Congo: The Company's international reserves and production consist of a 50% working interest (37.5% average net revenue) in the Yombo and Masseko oil fields located in the Marine 1 Permit offshore the Republic of Congo in West Africa ("Congo"). Estimated net proved reserves of the Yombo and Masseko oil fields as of December 31, 2000 were 23.2 MMBbl, and production during 2000 totaled 1.8 MMBbl, all from the Yombo field. In 2000, revenues relating to production from the Yombo field accounted for approximately 12% of the total oil and gas revenues for the Company. The properties are located 27 miles offshore in approximately 370 feet of water. The Company also owns a 50% interest in a converted super tanker with storage capacity of over one million barrels of oil for use as a floating production, storage and off loading vessel ("FPSO"). The Company's production is converted on the FPSO to No. 6 fuel oil with less than 0.3% sulfur content.

  The Company's most significant international discovery in 1997 was the Masseko M-4 well drilled on the Marine 1 Permit approximately six miles to the northwest of the Yombo field. The Company drilled an exploration well to evaluate the Lower Sendji and sub-salt sections underlying the Masseko structure, as well as to further delineate the Upper Sendji and Tchala zones, which were discovered but not developed by a previous operator. This well tested at rates over 3,000 gross barrels per day from a newly discovered middle Sendji section. Platform design and development plans are being formulated for Masseko. Other potential exploration features are being evaluated for possible future drilling. Additionally, the Company initiated a waterflood project in the Yombo field to enhance production from existing Upper Sendji and Tchala zones. Plans for 2001 include the continuation of horizontal drilling and the waterflood project, as well as facility upgrades and pipeline replacements.

  Ghana: In October 1997, Nuevo Ghana, Inc., ("Nuevo Ghana"), signed a petroleum agreement with the Republic of Ghana in West Africa ("Ghana") and the Ghana National Petroleum Corporation, ("GNPC") for petroleum rights covering 2.7 million acres offshore Ghana in the Accra-Keta prospect area. In November 2000, the Company relinquished rights covering 800,000 acres under this agreement, leaving rights covering 1.9 million acres. The Company is the operator of this prospect and has a 50% participating interest. The exploration program for this acreage has involved reprocessing existing seismic data, shooting additional seismic and drilling an exploration well during the first phase of the agreement.

                              NUEVO ENERGY COMPANY


   On February 16, 2000, the Company completed its acquisition and processing of a 3-D seismic survey across the eastern portion of its Accra-Keta concession. The Company's costs of the 3-D seismic survey acquisition and processing were approximately $2.0 million. This survey extends from the outer shelf, across the slope, and into the deepwater regions of the block. In October 2000, the Company transferred a 25% participating interest in this permit to a large U.S.- based independent oil and gas company. In January 2001, the Company added two new partners, The Korean National Oil Corporation and SK Corporation, which combined to acquire a 25% interest in the permit on a promoted basis. The addition of these two new partners is subject to Ghanaian government approval. Nuevo will continue to be the operator of the permit and will retain a 50% participating interest. During January and February 2001, Nuevo drilled the NAK #1 exploratory well in the Accra-Keta Permit. This well was located in approximately 1,000 feet of water and was drilled to a total depth of 10,100 feet. The Company plugged and abandoned the NAK #1 well as a dry hole. Costs to drill this well are expected to be approximately $12.5 million (approximately $1.5 million net to Nuevo), and are expected to be incurred in the first quarter
of 2001.   The Company plans to evaluate the NAK #1 well results during the second quarter of 2001 in order to determine its future exploration plans in this permit.

   In February 2000, the Company relinquished its concession for petroleum rights covering approximately 1.7 million acres in the East Cape Three Points concession offshore Ghana. In September 1998, the Company plugged and abandoned its first well in Ghana on the East Cape Three Points concession due to the lack of commercial quantities of hydrocarbons. Dry hole costs and geological and geophysical costs for this well (net to the Company) were $7.3 million and $1.6 million, respectively, in 1998.

   Tunisia: In June 2000, the Company acquired interests in two exploration permits in the Republic of Tunisia, North Africa, that added 1.3 million acres to the Company's international portfolio. The first of these permits is the 171,000-acre (gross) Alyane Permit located offshore Tunisia in the Gulf of Gabes. The Company will own a 100% participating interest and act as operator of the block. The Convention and Joint Venture Agreement for the Alyane Permit call for an initial term of four years, followed by two optional three-year terms. Nuevo's work commitment requires shooting 3-D seismic and drilling one exploratory well on the Alyane Permit in the initial term. The Company's anticipated costs under this commitment are approximately $9.0 million. The Company plans to explore the Alyane Permit aggressively and will acquire 3-D seismic data in 2002 with the aim of drilling its first exploratory well in 2002. Nuevo anticipates formal government approval of the Convention and Joint Venture Agreement in the second quarter of 2001.

   Effective April 1, 2000, Nuevo acquired a 10.42% participating interest from Bligh Tunisia Inc. in the 1.1-million-acre (gross) Anaguid Permit located onshore southern Tunisia in the Ghadames Basin for approximately $1.5 million. This permit is operated by Anadarko Petroleum Company. Under the current work commitment, the partners must drill one exploration well on the Anaguid Permit by December 2001. The Company's anticipated costs under this commitment are approximately $1.3 million. In addition, the partners plan to reprocess all existing seismic data and acquire new 2-D seismic data during 2001. Following the expiration of the current work commitment term in December 2001, the final renewal phase requires the drilling of one exploration well on the Anaguid Permit during the 2 1/2-year term. Nuevo received government approval of this acquisition in December 2000. The Company and its partners plan to drill a well in the Anaguid Permit in late 2001, subject to rig availability.

   In addition to acquiring its interests in the Anaguid and Alyane Permits, Nuevo has, effective April 1, 2000, increased its existing 17.5% participating interest in the 900,000-acre (gross) Fejaj Permit onshore Tunisia, North Africa, by acquiring an additional 20% participating interest from Bligh Tunisia Inc. Nuevo and its partners plan to re-enter and deepen the Chott Fejaj #3 well on the Fejaj Permit to test a sub-salt prospect in 2001. The Company's anticipated costs under this commitment are approximately $750,000. The current term of the Fejaj Permit has been extended to April 2002. The Chott Fejaj #3 well was drilled initially to the top of salt in December 1998, when it was temporarily abandoned. Based on the Company's evaluation of the initial test results on this well, the Company expensed $1.8 million of costs incurred as dry hole costs in 1998.

   Canada: In May 2000, the Company acquired a 50% working interest (49.5% net revenue) in 22,140 acres in Alberta, Canada. This project, Marten Hills, is a heavy oil play that will require thermal operations in order to produce. Total costs to acquire this interest were approximately $350,000. No significant operating activity has occurred on this undeveloped acreage to date.

                              NUEVO ENERGY COMPANY

   General: Capital expenditures for 2000 international exploration and development activity totaled $3.6 million and $4.7 million, respectively. The Company's 2001 international exploration budget of approximately $9.0 million includes the acquisition and processing of seismic data and the drilling of three to four wells. International development plans for 2001 include the continuation of the Company's waterflood program, facility upgrades and pipeline replacements in the Congo and are currently budgeted at approximately $18.0 million.

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

  As of December 31, 2000, the Company owned two gas plants in California that are strategic assets for the Company's oil and gas activities in California.
The Stearns Gas Plant is located in the Brea Olinda field and was processing 3.1 MMCFD at December 31, 2000. The HS&P Gas Plant is used to process gas production from the Point Pedernales field. At December 31, 2000, the HS&P Gas Plant was processing 1.3 MMCFD.

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

Real Estate

  In April 1996, along with its acquisition of certain California upstream oil and gas properties from Union Oil Company of California ("Unocal") (see "Acquisitions and Divestitures of Oil and Gas Properties"), the Company

                              NUEVO ENERGY COMPANY

acquired tracts of land in Orange and Santa Barbara Counties in California, two office buildings, one in Ventura County and one in Santa Barbara County, and nearly 8,000 acres of agricultural property in the central valley of California. As of December 31, 2000, there was $53.2 million of basis allocated to land. The office buildings are included in other facilities at December 31, 2000.

   Consistent with Nuevo's proactive asset management strategy, the Company may, from time to time, sell certain of its surface real estate assets. The Company expects to monetize a portion of its California real estate portfolio in late 2001 or 2002. In 2000, the Company withdrew its entitlement application for the Brea Highlands residential development from the City of Brea and submitted the project, now named "Tonner Hills", to Orange County, which also has jurisdiction over real estate development.

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

   In June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco Inc ("Texaco"). To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999. The acquired properties had estimated net proved reserves at June 30, 1999, of 33.7 MMBOE and represent either additional interests in the Company's existing properties or are located near its existing properties. The acquisition included interests in Cymric, East Coalinga, Dos Cuadras, Buena Vista Hills and other fields the Company operates.

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

                              NUEVO ENERGY COMPANY

   In April 1998, the Company acquired an additional working interest in the Marine 1 Permit in the Congo for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

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

   In April 1996, the Company acquired certain upstream oil and gas properties located onshore and offshore California ("Unocal Properties") from Unocal and certain California oil properties ("Point Pedernales Properties" and, together with the Unocal Properties, the "California Properties") from Torch Energy Advisors Incorporated and certain of its wholly-owned subsidiaries ("Torch") for a combined net purchase price of $525.9 million, plus a contingent payment based on future realized oil prices.

Subsidiaries

   The Company's domestic oil and gas operations are organized under Nuevo Energy Company. The Company's oil and gas operations in the Congo are organized under The Nuevo Congo Company and Nuevo Congo Ltd., both wholly-owned subsidiaries of Nuevo. From time to time, the Company may set up a new wholly-owned subsidiary for its international oil and gas operations. As of December 31, 2000, the Company did not have any significant operating activities under any other subsidiary.

Industry Segment Information

   For industry segment data (including foreign operations), see Note 10 to the Notes to Consolidated Financial Statements.

Markets

   The markets for hydrocarbons continue to be quite volatile. The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries ("OPEC"), governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign oil imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations. (See Note 14 to the Notes to Consolidated Financial Statements.)

   The price of natural gas and the threat of electrical disruptions are factors that create volatility in the Company's California oil and gas operations. Because of the recent developments in these commodities, Nuevo has made significant changes in its natural gas disposition and electricity production in California. Regarding natural gas, Nuevo has a net long position in California - producing more natural gas than consumed in thermal crude production. Moreover, as gas prices escalated in late 2000, Nuevo began to exploit this gas position by diverting gas

                              NUEVO ENERGY COMPANY

consumed in uneconomic cyclic steaming operations to gas sales. In January and February 2001, Nuevo sold an average of 19 MMcfd, or 44% of its total daily gas production, which resulted in an increase in gas sales of 33%. This strategy will remain as long as gas prices support sales over thermal oil production.

   In California, Nuevo generates a total of 22.5 Megawatts ("MW") of power at various sites. Two turbines came on-line at the Company's Brea Olinda field using gas previously flared. Three turbines in Kern County produce 12 MW of power and cogenerate 15% of Nuevo's total steam needs in thermal operation. By self-generating power consumption in Kern County, Nuevo has reduced it exposure to rising electricity prices. With the exception of the Point Pedernales field, for which the Company has contracted for firm electric power service, Nuevo's facilities receive power under interruptible service contracts. Considering the fact that California is short of electricity and some Nuevo facilities receive interruptible service, the Company could experience periodic power interruptions. In addition, the State of California could change existing rules or impose new rules or regulations with respect to power that could impact the Company's operating costs.

   Production of California San Joaquin Valley heavy oil (defined herein as those fields which produce primarily 15(degrees) API quality crude oil or heavier through thermal operations) constituted 51% of the Company's total 2000 crude output.

   In addition, properties which produce primarily other grades of relatively heavy oil (generally, 20o API or heavier, but produced through non-thermal operations) constituted 32% of the Company's total 2000 crude output.

   The market price for California heavy oil differs from the established market indices for oil elsewhere in the U.S., due principally to the higher transportation and refining costs associated with heavy oil.

   In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production. In doing so, the contract makes it substantially easier for the Company to hedge its realized prices. The Tosco contract permits the Company, under certain circumstances, to separately market up to ten percent of its California crude production. The Company exercised this right and, effective January 1, 2001, began selling 5,000 BOPD of its San Joaquin Valley oil production to a third party under a one-year contract containing NYMEX pricing.

   The Company's Yombo Field production in its Marine 1 Permit offshore the Congo produces a relatively heavy crude oil (16-20(degrees) API gravity) which is processed into a low-sulfur, No. 6 fuel oil product for sale to worldwide markets. Production from this property constituted 9% of the Company's total 2000 output. The market for residual fuel oil differs from the markets for WTI and other benchmark crudes due to its primary use as an industrial or utility fuel versus the higher value transportation fuel component, which is produced from refining most grades of crude oil.

   Sales to Tosco Corporation accounted for 84%, 79% and 60% of 2000, 1999 and 1998 oil and gas revenues, respectively. Sales to Torch Energy Marketing accounted for 11%, 12% and 10% of 2000, 1999 and 1998 oil and gas revenues, respectively. The loss of any single significant customer or contract could have a material adverse short-term effect on the Company; however, management of the Company does not believe that the loss of any single significant customer or contract would materially affect its business in the long-term.

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

   The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. Under certain circumstances,

                              NUEVO ENERGY COMPANY

the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. On March 15, 2000, the MMS issued a final rule effective June 1, 2000, that amends its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this rule amends the valuation procedure for the sale of federal royalty oil by eliminating posted prices as a measure of value and relying instead on arm's length sales prices and spot market prices as market value indicators. Because the Company generally sells its production to third parties and therefore pays royalties on production from federal leases, it is not anticipated that this final rule will have any substantial impact on the Company.

   The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interest in numerous federal onshore oil and gas leases. It is possible that holders of equity interests in the Company may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

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

   Environmental Regulation

   General. The Company's activities are subject to existing Federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the operations, capital expenditures, earnings or the competitive position of the Company.

   Activities of the Company with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and Federal authorities including the Environmental Protection Agency ("EPA"), the DOT and the FERC. Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures.

   With respect to the Company's offshore oil and gas operations in California, the Company has significant exit cost liabilities. These liabilities include costs for dismantlement, rehabilitation and abandonment. As of December 31, 2000, the Company's net liability for these exit costs was approximately $82.1 million. The Company is not indemnified for any part of these exit costs.

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

                              NUEVO ENERGY COMPANY

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

Personnel

   At December 31, 2000, the Company employed 67 full time employees who represent the executive officers and key operating, exploration, financial and accounting management. The Company outsources certain administrative and operational functions to third-party service providers, which maintain large technical, operating, accounting and/or administrative staff to provide services to Nuevo and other clients. (See Note 5 to the Notes to Consolidated Financial Statements).

   In a move designed to further streamline operations, improve performance and reduce costs, Nuevo brought in-house key operations and environmental safety and regulatory compliance functions. Effective January 1, 2001, Nuevo hired approximately 43 professionals in California for positions in drilling, production engineering and supervision, operations and facilities management, environmental safety and regulatory compliance and procurement. Under this new organizational structure, Nuevo currently outsources only direct field operations and certain administrative functions. All other operating and management functions related to Nuevo's oil and gas operations are now performed by Nuevo employees. As a result of this hiring process, Nuevo now has approximately 110 employees located in its offices in Houston, Texas, and Bakersfield and Orcutt, California.

                              NUEVO ENERGY COMPANY

Item 2.  Properties

Reserves, Productive Wells, Acreage and Production

   The Company holds interests in oil and gas wells located in the United States and West Africa. The Company's principal developed properties are located in California, Texas, Alabama, and offshore Congo, West Africa; undeveloped acreage is located primarily in California, Texas, Congo, Ghana and Tunisia. Estimated proved oil and gas reserves at December 31, 2000 decreased approximately 14% since December 31, 1999, primarily as a result of price revisions relating to extremely high natural gas prices which adversely affect thermal oil producing property reserves. The estimates are based on realized prices at year-end 2000, of $19.51 per Bbl and $13.94 per Mcf, and are adjusted for the effects of contractual agreements with Unocal and Amoco in connection with the California and Congo property acquisitions. (See Notes 13 and 14 to the Notes to Consolidated Financial Statements). The Company has not filed any different oil or gas reserve information with any foreign government or other Federal authority or agency.

   The following table sets forth certain information, as of December 31, 2000, which relates to the Company's principal oil and gas properties:


                                              Net Proved Reserves (SEC)
                                                  December 31, 2000              2000 Production
                                            -----------------------------   --------------------------
                                    Gross     Oil*       Gas                 Oil*       Gas                PV-10**
                                    Wells   (Mbbls)     (Mmcf)     MBOE     (Mbbls)   (Mmcf)     MBOE      (000's)
                                    -----   --------   --------   -------   -------   -------   ------   ------------
U.S. PROPERTIES
California Fields
 Cymric........................     458    50,531      7,436     51,771    4,982       746     5,107    $  140,591
 Brea Olinda...................     220    32,747     22,361     36,474      790       209       825       157,535
 Santa Clara...................      23    18,579     36,763     24,707      742       510       827       224,625
 Midway-Sunset.................     364    18,561         --     18,561    2,497        --     2,497        48,055
 Dos Cuadras...................      95    14,593     12,121     16,613      759       573       854       114,252
 Belridge......................     329    15,899      1,205     16,100      859       220       896        43,154
 Point Pedernales..............      12    14,334      4,620     15,104    1,867       412     1,935        77,563
 Pitas Point...................       9        --     23,352      3,891       --     3,863       644       223,222
 Buena Vista...................     194     2,640     23,208      6,508      180     1,547       438       106,415
 Other.........................     439    28,375     26,524     32,795    2,673     4,452     3,415       321,648
                                  -----   -------    -------    -------   ------    ------    ------    ----------
  Total California Fields......   2,143   196,259    157,590    222,524   15,349    12,532    17,438     1,457,060
                                  -----   -------    -------    -------   ------    ------    ------    ----------
Other U.S. Fields
 Other U.S. Fields.............      42       433      8,387      1,831      242     2,683       689        53,543
                                  -----   -------    -------    -------   ------    ------    ------    ----------
  Total U.S. Properties........   2,185   196,692    165,977    224,355   15,591    15,215    18,127     1,510,603
                                  -----   -------    -------    -------   ------    ------    ------    ----------

FOREIGN PROPERTIES
 Yombo, Congo..................      31    14,921         --     14,921    1,843        --     1,843       105,922
 Masseko, Congo................      --     8,281         --      8,281       --        --        --        32,689
                                  -----   -------    -------    -------   ------    ------    ------    ----------
  Total Foreign Properties           31    23,202         --     23,202    1,843        --     1,843       138,611
                                  -----   -------    -------    -------   ------    ------    ------    ----------
Unocal contingent payment......      --        --         --         --       --        --        --       (52,609)
                                  -----   -------    -------    -------   ------    ------    ------    ----------
TOTAL PROPERTIES                  2,216   219,894    165,977    247,557   17,434    15,215    19,970    $1,596,605
                                  =====   =======    =======    =======   ======    ======    ======    ==========

---------------
*  includes natural gas liquids
** pre-tax

   In addition to the information presented in the above table, the Company had entered into swap arrangements on a portion of its future crude production as of December 31, 2000 (see Note 12 to the Notes to Consolidated Financial Statements). The effects of these hedges would decrease the PV-10 by approximately $39.3 million.

                              NUEVO ENERGY COMPANY

   The summary of SEC reserves, which is presented on the previous page, is computed based on realized prices at December 31, 2000, held constant over time (see Note 14 to the Notes to Consolidated Financial Statements). Oil and gas prices at December 31, 2000, were high compared to historical levels.
Management believes that the following reserve information, which reflects fluctuating commodity pricing based on market information available at year-end, is more consistent with management's belief that the current oil and gas prices will revert to long-term historical averages. The following table sets forth this alternative reserve information as of December 31, 2000 (based on forward NYMEX price strips at December 31, 2000, beginning with $24.86 per Bbl and $6.19 per Mcf in 2001, and ending with $18.73 per Bbl and $3.58 per Mcf in 2015). Because the prices used in the following table are lower than the year-end prices Nuevo received for its production, the following does not represent information attributable to "proved reserves" as defined by the SEC.

                                                               Estimated Market Case
                                                                 December 31, 2000
                                                  ------------------------------------------------
                                                      Oil*             Gas                               PV-10**
                                                     (Mbbls)          (Mmcf)            MBOE             (000's)
                                                  -------------   --------------   ---------------   ---------------
U.S. PROPERTIES
California Fields
 Cymric......................................         88,888            7,436             90,127       $  338,959
 Brea Olinda.................................         32,583           22,361             36,310           91,135
 Midway-Sunset...............................         30,117               --             30,117          116,798
 Santa Clara.................................         16,543           32,108             21,894           59,063
 Belridge....................................         18,021            1,143             18,212           99,880
 Dos Cuadras.................................         12,164            9,408             13,732           37,617
 Point Pedernales............................         12,691            3,864             13,335           30,525
 Other.......................................         24,383           64,142             35,074          175,681
                                                     -------          -------            -------       ----------
  Total California Fields....................        235,390          140,462            258,801          949,658
                                                     -------          -------            -------       ----------
Other U.S. Fields
 Other U.S. Fields...........................            417            8,077              1,763           24,068
                                                     -------          -------            -------       ----------
  Total U.S. Properties......................        235,807          148,539            260,564          973,726
                                                     -------          -------            -------       ----------

FOREIGN PROPERTIES
 Yombo, Congo................................         14,869               --             14,869           70,874
 Masseko, Congo..............................          8,123               --              8,123           22,342
                                                     -------          -------            -------       ----------
  Total Foreign Properties                            22,992               --             22,992           93,216
                                                     -------          -------            -------       ----------
Unocal contingent payment....................             --               --                 --          (16,068)
                                                     -------          -------            -------       ----------
TOTAL PROPERTIES                                     258,799          148,539            283,556       $1,050,874
                                                     =======          =======            =======       ==========

---------------
*  includes natural gas liquids
** pre-tax

   In addition to the information presented in the above table, the Company had entered into swap arrangements on a portion of its future crude production as of December 31, 2000 (see Note 12 to the Notes to Consolidated Financial Statements). The effects of these hedges would decrease the PV-10 by approximately $19.6 million.

                              NUEVO ENERGY COMPANY

Acreage

   The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 2000. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A "net acre" is deemed to exist when the sum of the Company's fractional ownership of working interests in gross acres equals one.

                                                          Gross                 Net
                                                      -------------        --------------
                Developed Acreage                         206,321               122,435
                Undeveloped Acreage                     4,416,134             1,739,944
                                                        ---------             ---------
                Total                                   4,622,455             1,862,379
                                                        =========             =========

The following table sets forth the Company's undeveloped acreage as of December 31, 2000:

                                                           Gross                Net
                                                      -------------        --------------
                California                                245,029               121,195
                Texas                                      24,023                 7,379
                Alberta, Canada                            22,140                11,070
                Congo, West Africa:
                Marine 1 Permit                            38,000                19,000
                Ghana, West Africa:
                Accra-Keta                              1,900,000               950,000
                Tunisia, North Africa                   2,171,000               623,120
                Other                                      15,942                 8,180
                                                        ---------             ---------
                Total                                   4,416,134             1,739,944
                                                        =========             =========

Productive Wells

   The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 2000. Productive wells are producing wells and wells capable of production.

                                                        Gross              Net
                                                      ----------        ----------
                Oil Wells                                2,072             1,705
                Gas Wells                                  144                80
                                                         -----             -----
                Total                                    2,216             1,785
                                                         =====             =====

Production

   The Company's principal production volumes for the year ended December 31, 2000, were from California and offshore Congo.

   Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appears in Note 14 to the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities

   During the three year period ended December 31, 2000, the Company's principal drilling activities occurred in the continental United States and offshore in state and federal waters, and offshore the Congo in West Africa.

                              NUEVO ENERGY COMPANY

   The Company believes that its demonstrated ability to reduce operating costs to levels well below those of the larger oil and gas companies from which acquisitions have been made allows it to compete successfully in an industry characterized by fluctuating commodity prices.

   As of December 31, 2000, the Company had drilled 360 wells in the Cymric field in central California, which contained 21% of the Company's total estimated net proved equivalent reserves at December 31, 2000, and anticipates drilling approximately 30 wells in the Cymric field during 2001. In the Midway-Sunset field in central California, which contained 7% of the total estimated net proved equivalent reserves at December 31, 2000, the Company drilled 40 wells during 2000, and plans to defer future development in this field until 2002. In the Belridge field in central California, which contained 7% of the total estimated net proved equivalent reserves at December 31, 2000, the Company drilled 20 wells during 2000, and plans to drill approximately 9 wells in 2001.

   In 1999, the Company initiated a waterflood project in the Yombo field offshore Congo to enhance production from existing Upper Sendji and Tchala zones. The Company continued its development drilling program in the Yombo
field during 2000 and repaired a pipeline from one of its platforms.   Plans for
2001 include the drilling of three to four development wells, expansion of the waterflood program and replacing pipelines from the two platforms.

   The Company's most significant discovery in 2000 was the 701 well on its Star Fee lease in the Cymric Field in California, which was acquired from Texaco in 1999. The Star Fee 701 deep well tested at a rate of over 900 BOPD and 1.2 million cubic feet of gas per day, and has already produced over 216 equivalent barrels since August 2000. The Company owns a 100% working and net revenue interest in this well, which is currently producing at rates over 660 BOPD. As a result of this success, additional exploratory wells have been scheduled for drilling in 2001 to further test the deep geologic model. The Company's most significant discoveries in 1998 were: (i) four successful wells at Four Isle Dome in Louisiana, which helped increase net production from 0.6 MMCFPD and 35 BOPD at the beginning of 1998 to 7.9 MMCFPD and 170 BOPD at the end of 1998;
(ii) two successful wells at Weeks Island, Louisiana, which each resulted in completions producing in excess of 700 BOPD (the Company's interest in Weeks Island was sold in 1999); and (iii) successful extension to the south and east at the Monument Junction reservoir in the Cymric Field in California.

   The Company had two gross (two net) wells in progress at December 31, 2000. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                                                               Exploratory Wells
                      --------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                      --------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes           Total
                       -------------   ------------   ------------          -------------   ------------   -------------
        1998                 8              6             14                   4.09           3.58            7.67
        1999                --              4              4                     --           2.33            2.33
        2000                11              2             13                     11           1.45           12.45

                                                               Development Wells
                      --------------------------------------------------------------------------------------------------
                                          Gross                                                 Net
                      --------------------------------------------       -----------------------------------------------
                                           Dry                                                  Dry
                        Productive        Holes          Total               Productive        Holes           Total
                       -------------   ------------   ------------          -------------   ------------   -------------
        1998               155             --            155                   134.43             --          134.43
        1999                44              1             45                    40.21           0.33           40.54
        2000               175              3            178                   173.25           2.68          175.93

                              NUEVO ENERGY COMPANY

Exit Cost Liabilities

   With respect to the Company's offshore oil and gas operations in California, the Company has significant exit cost liabilities. These liabilities include costs for dismantlement, rehabilitation and abandonment. As of December 31, 2000, the Company's net liability for these exit costs was approximately $82.1 million. The Company is not indemnified for any part of these exit costs.

Gas Plant, Pipelines and Other Facilities

   As of December 31, 2000, the Company owned interests in the following gas plant facilities:

                                                                                          2000
                                                                    Capacity           Throughput         Ownership
Facility                  State       Operator                        MMCFD              MMCFD              Interest
--------------------   ------------   ---------------------     ----------------   ----------------   ----------------
Stearns Gas Plant      California     Nuevo Energy Company              5                 3.2                100%
HS&P Gas Plant         California     Nuevo Energy Company             13                 3.1                 80%

Risk Factors

Volatility of Oil and Gas Prices

   Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of OPEC, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign oil imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, the Company's ability to obtain additional capital, and its revenues, profitability and cash flows from operations.

   Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

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

                              NUEVO ENERGY COMPANY


   The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that the Company's exploitation and development activities will result in any increase in reserves. The Company's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. In addition, the costs of exploitation and development may materially exceed initial estimates.

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

Operating Risks

   Nuevo's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations. The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages and for existing contamination, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.

                              NUEVO ENERGY COMPANY

California Natural Gas and Electricity Markets

   The price of natural gas and the threat of electrical disruptions are factors that create volatility in the Company's California oil and gas operations. Because of the recent developments in these commodities, Nuevo has made significant changes in its natural gas disposition and electricity production in California. Regarding natural gas, Nuevo has a net long position in California - producing more natural gas than consumed in thermal crude production. Moreover, as gas prices escalated in late 2000, Nuevo began to exploit this gas position by diverting gas consumed in uneconomic cyclic steaming operations to gas sales. In January and February 2001, Nuevo sold an average of 19 MMcfd, or 44% of its total daily gas production, which resulted in an increase in gas sales of 33%. This strategy will remain as long as gas prices support sales over thermal oil production.

   In California, Nuevo generates a total of 22.5 Megawatts ("MW") of power at various sites. Two turbines came on-line at the Company's Brea Olinda field using gas previously flared. Three turbines in Kern County produce 12 MW of power and cogenerate 15% of Nuevo's total steam needs in thermal operation. By self-generating power consumption in Kern County, Nuevo has reduced it exposure to rising electricity prices. With the exception of the Point Pedernales field, for which the Company has contracted for firm electric power service, Nuevo's facilities receive power under interruptible service contracts. Considering the fact that California is short of electricity and some Nuevo facilities receive interruptible service, the Company could experience periodic power interruptions. In addition, the State of California could change existing rules or impose new rules or regulations with respect to power that could impact the Company's operating costs.

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

Hedging

   During 1999, the Company formalized its policies regarding the management of price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. In a typical swap transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty the difference. The Company would be required to pay the counterparty the difference between such prices regardless of whether the Company's

                              NUEVO ENERGY COMPANY

production was sufficient to cover the quantities specified in the hedge. In addition, the index used to calculate the floating price in a hedge is frequently not the same as the prices actually received for the production hedged. The difference (referred to as basis differential) may be material, and may reduce the benefit or increase the detriment caused by a particular hedge. There is not an established pricing index for hedges of California heavy crude oil production, and the cash market for heavy oil production in California tends to vary widely from index prices typically used in oil hedges. Consequently, prior to 2000, hedging California heavy crude oil was particularly subject to the risks associated with volatile basis differentials. In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell substantially all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. Therefore, the actual price received as a percentage of NYMEX will vary with the Company's production mix. Based on the Company's current production mix, the price received by Nuevo for its California oil production is expected to average approximately 72% of WTI. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production, thereby facilitating Nuevo's ability to hedge its realized prices.

   As a result of hedging transactions, oil and gas revenues were reduced by $117.7 million and $44.9 million in 2000 and 1999, respectively, and increased by $0.6 million in 1998. For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, for the third quarter on 20,000 BOPD at an average WTI price of $21.22, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. Subsequent to December 31, 2000, the Company entered into swaps on an additional 1,200 BOPD for the second quarter, bringing the total to 26,200 BOPD at an average price of $19.84 per barrel. On a physical volume basis, these hedges cover 47% of the Company's estimated 2001 oil production. At December 31, 2000, the market value of the swaps in place for 2001 was a loss of $35.1 million. For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a WTI strike price of $22.00 per barrel, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At December 31, 2000, the market value of the 2002 hedge positions is a gain of $8.3 million. See Item 7a. "Quantitative and Qualitative Disclosures About Market Risk".

Risk Management Policy

   The Board of Directors adopted a risk management policy, which was implemented by management and is periodically assessed by the Governance Committee of the Board. The Company's policy is designed to meet the following goals: (i) to assure the Company can generate sufficient operating cash flow to replace reserves that are produced and (ii) to assure compliance with restrictive debt covenants that would otherwise limit the Company's ability to incur additional debt. It is also the Company's policy that significant capital investments whose rates of return are sensitive to future oil and gas prices be protected from exposure to extreme price volatility.

   The Company's risk management policy is based on the view that oil prices revert to a mean price over the long term. To the extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge as much of its production as is necessary to meet its policy goals for that period. Variations from this policy require Board approval. The risk management policy states that hedging activity that is speculative or otherwise unrelated to the Company's normal business activities is considered inappropriate. The Company recognizes the risks inherent in price management. In order to minimize such risk, the Company has instituted a set of controls addressing approval authority, trading limits and other control procedures. All hedging activity is the responsibility of the Chief Financial Officer. In addition, Internal Audit, which independently reports to the Audit Committee, reviews the Company's price management activity.

Competition/Markets for Production

   The Company operates in the highly competitive areas of oil and gas exploration, exploitation, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of oil and gas are factors which affect the Company's ability to compete

                              NUEVO ENERGY COMPANY

in the marketplace. The Company's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which possess greater financial and other resources than the Company.

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

   On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

   On April 5, 2000, the Company filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each own a 50% interest in the Sacate Field, offshore Santa Barbara County, California, which can only be accessed from an existing ExxonMobil platform. The Company has alleged that by grossly inflating the fee that ExxonMobil insists the Company must pay to use an existing ExxonMobil platform and production infrastructure, ExxonMobil failed to submit a proposal for the development of the Sacate field consistent with the Unit Operating Agreement. The Company therefore believes that it has been denied a reasonable opportunity to exercise its rights under the Unit

                              NUEVO ENERGY COMPANY

Operating Agreement. ExxonMobil contends that Nuevo had not consented to the operation and therefore cannot receive its share of production from Sacate until ExxonMobil has first recovered certain costs and fees. As a result, Nuevo has neither received revenues, incurred operating expenses, nor booked any proved reserves related to Sacate. The Company has alleged that ExxonMobil's actions breach the Unit Operating Agreement and the covenant of good faith and fair dealing. The Company is seeking damages and a declaratory judgment as to the payment that must be made to access ExxonMobil's platform and facilities. The Company's capitalized costs associated with Sacate are insignificant.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                              NUEVO ENERGY COMPANY


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The principal market on which the Company's Common Stock is traded is the New York Stock Exchange (Symbol: NEV). On March 22, 2001, Nuevo had 16,505,768 shares of common stock outstanding and had reserved 1,936,830 shares of common stock for issuance upon conversion of the TECONS and 225,534 shares for issuance pursuant to employee stock options. There were approximately 1,076 stockholders of record and approximately 2,472 additional beneficial owners as of March 22, 2001. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates the use of cash flows for expansion of its operations. In addition, certain restrictions contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity and Note 6 to the Notes to Consolidated Financial Statements). The high and low recorded prices of the Company's Common Stock during 2000 and 1999 are presented in the following table:

                                                                          Market Price
                                                            ------------------------------------------
                                                                 High                        Low
                                                            ---------------            ---------------
Quarter Ended:

March 31, 2000.......................................            $26.00                     $15.50
June 30, 2000........................................            $22.06                     $16.81
September 30, 2000...................................            $20.25                     $14.31
December 31, 2000....................................            $21.00                     $14.63

March 31, 1999.......................................            $16.38                     $ 6.13
June 30, 1999........................................            $18.19                     $11.63
September 30, 1999...................................            $18.13                     $13.50
December 31, 1999....................................            $19.50                     $13.63

Treasury Stock Repurchases

   Since December 1997, the Board of Directors of the Company authorized the open market repurchase of up to 4,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management. During 2000, the Company repurchased 1,482,000 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.67 per share. During 1999, the Company repurchased 1,999,100 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.50 per share. No Common Stock was repurchased during 1998. As of March 22, 2001, the Company had repurchased 3,608,900 shares, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

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

                              NUEVO ENERGY COMPANY

without prior approval. The Rights will expire on March 21, 2007, subject to earlier redemption by the Board of Directors of the Company.

   On January 10, 2000, the Company amended the Shareholder Rights Plan to provide that if the Company receives and consummates a transaction pursuant to a qualifying offer, the provisions of the Shareholder Rights Plan are not triggered. In general, a qualifying offer is an all cash, fully-funded tender offer for all outstanding Common shares by a person who, at the commencement of the offer, beneficially owns less than five percent of the outstanding Common shares. A qualifying offer must remain open for at least 120 days, must be conditioned on the person commencing the qualifying offer acquiring at least 75% of the outstanding Common shares and the per share consideration must exceed the greater of: (1) 135% of the highest closing price of the Common shares during the one-year period prior to the commencement of the qualifying offer or (2) 150% of the average closing price of the Common shares during the 20 day period prior to the commencement of the qualifying offer.

Executive Compensation Plan

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the stock of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and will be restricted for a two-year period. The Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. The Plan applies to certain highly compensated employees and all executives at a level of Vice-President and above.

                              NUEVO ENERGY COMPANY

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data with respect to the Company should be read in conjunction with the consolidated financial statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                                 As of and for the Years ended December 31,
                                            ----------------------------------------------------------------------------------
                                              2000              1999              1998               1997               1996
                                            --------          --------          --------           --------           --------
Oil and gas revenues..............          $331,655          $242,274          $242,675           $331,973           $279,859
Gas plant revenues................                --                --                --             14,826             34,802
Pipeline and other revenues.......                --                --                --              5,772              6,774
Gain on sale of assets, net.......               657            85,294             5,768              1,372              6,008
Interest and other income.........             4,293             4,667             4,260              3,335              1,614
                                            --------          --------          --------           --------           --------
  Total revenues..................           336,605           332,235           252,703            357,278            329,057
Total costs and expenses before
 extraordinary item and
 cumulative effect (including
 income taxes and minority
 interest)/(2)/...................           324,174           300,793           346,975            367,954            294,779
Cumulative effect of a change in
 accounting principle.............               796                --                --                 --                 --
Extraordinary loss on early
 extinguishment of debt...........                --                --                --              3,024                 --
                                            --------          --------          --------           --------           --------
Net income (loss)/(1)(3)/.........          $ 11,635          $ 31,442          $(94,272)          $(13,700)          $ 34,278
                                            ========          ========          ========           ========           ========
Net income (loss) attributable to
 Common Stockholders..............          $ 11,635          $ 31,442          $(94,272)          $(13,700)          $ 33,339
Earnings (loss) per Common Share
 - Basic..........................             $0.67          $   1.62          $  (4.77)            $(0.69)             $1.99
Earnings (loss) per Common Share
 - Diluted........................             $0.64          $   1.61          $  (4.77)            $(0.69)             $1.84
Total Assets......................          $848,024          $760,030          $817,685           $804,286           $817,643

Long-term debt, net of current
 maturities.......................          $409,727          $340,750          $419,150           $305,940           $287,038
Company-obligated Mandatorily
 Redeemable Convertible Preferred
 Securities of Nuevo Financing I..          $115,000          $115,000          $115,000           $115,000           $115,000

---------------
(1) No Common Stock dividends have been declared since the formation of the Company. See Note 6 to the Notes to Consolidated Financial Statements concerning restrictions on the payment of Common Stock dividends.

(2) Results for the years ended 1998 and 1997 include impairments of oil and gas properties of $68.9 million and $30.0 million, respectively, and (revision to) provision for impairment on assets held for sale of ($3.7) million and $23.9 million, respectively.

(3) The year ended December 31, 1996, includes activity of the California Properties from the date of acquisition (April 9, 1996).

                              NUEVO ENERGY COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Nuevo, headquartered in Houston, Texas, is primarily engaged in the exploration for, and the acquisition, exploitation, development and production of crude oil and natural gas. The Company's strategy to differentiate itself from its numerous peer group competitors and to generate long term shareholder value consists of: (i) a management philosophy that frames all important decisions in terms of anticipated impact on per share (rather than absolute) growth of reserves, production, cash flow and net asset value; (ii) a contrarian investment and financing orientation, in which the Company seeks to purchase assets during periods of industry weakness and sell assets during periods of industry strength; (iii) the outsourcing of non-strategic functions; and (iv) the alignment of employee compensation structures with shareholder objectives. Nuevo is also committed to an exemplary corporate governance structure, which reinforces management's overarching view that Nuevo should be a conduit for shareholders to achieve superior long-term capital gains. All of Nuevo's directors, other than the chief executive officer, are independent directors. Nuevo's directors and executive officers each have made substantial equity investments in Nuevo, in order to align their interests with that of the Company's stockholders.

   Nuevo is an independent energy company. Since its inception in 1990, Nuevo has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high-potential prospects. The Company's primary strengths are its large inventory of exploitation projects in its core areas of operation, which the Company believes will support future growth in reserves and production per share; its ability to identify and acquire, at attractive prices, long-lived producing properties, which have significant potential for further exploration, exploitation and development; a capital structure supportive of a growing investment program and future acquisitions; and a price risk management policy designed to protect the Company's ability to generate self-sustaining cash flow and to meet the interest coverage tests under the Company's bond indentures.

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

                                                                        Year Ended December 31,
                                                           ---------------------------------------------
Production:                                                  2000               1999               1998
                                                            ------             ------             ------
 Oil (MBBLS):
      Domestic.................................             15,413             15,685             17,122
      Foreign..................................              1,843              1,835              1,461
                                                            ------             ------             ------
      Total....................................             17,256             17,520             18,583
                                                            ======             ======             ======
 Natural gas (MMCF):
      Domestic.................................             15,215             17,620             32,521
 Natural gas liquids (MBBLS):
      Domestic.................................                178                207                223

                              NUEVO ENERGY COMPANY

                                                                      Year Ended December 31,
                                                            ----------------------------------------------
Average sales price:                                         2000                1999                1998
                                                            ------              ------              ------
 Oil (per barrel):
      Domestic.................................             $21.73              $13.59              $ 9.11
      Foreign..................................             $22.19              $16.69              $10.82
      Total - exclusive of hedges..............             $21.88              $13.82              $ 9.26
      Total - hedge effect.....................             $(7.13)             $(2.61)             $(0.01)
                                                            ------              ------              ------
      Total - net of hedge effect..............             $14.75              $11.21              $ 9.25
                                                            ======              ======              ======
 Natural gas (per MCF):
      Domestic/Total - exclusive of hedges.....             $ 4.78              $ 2.27              $ 1.98
      Domestic/Total - hedge effect............             $  ---              $  ---              $ 0.02
                                                            ------              ------              ------
      Domestic/Total - net of hedge effect.....             $ 4.78              $ 2.27              $ 2.00
                                                            ======              ======              ======

AVERAGE UNIT PRODUCTION COST PER EQUIVALENT
 BARREL (6 MCF EQUALS 1 BARREL):
      Domestic.................................             $ 7.88              $ 6.07              $ 5.39
      Foreign..................................             $ 7.39              $ 7.01              $ 8.14
      Total....................................             $ 7.84              $ 6.15              $ 5.56

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

   Unproved leasehold costs are capitalized, pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. No such impairment was recognized for the years ended December 31, 2000 or 1999. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

   Costs of successful wells, development dry holes and proved leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Estimated costs (net of salvage value) of dismantlement, abandonment and site remediation are computed by the Company and an independent consultant and are included when calculating depreciation and depletion using the unit-of-production method.

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for using the successful efforts method of accounting, on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. SFAS No. 121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company recognizes an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.

                              NUEVO ENERGY COMPANY

   During 1998, the Company recorded a fair value impairment totaling $60.8 million on its East Coalinga, Las Cienegas, Beta, Point Pedernales and South Mountain fields and certain other insignificant oil and gas properties due to the significant, sustained decline in domestic oil prices during the year from an average Company realized price of $14.86 per barrel for 1997 to an average realized price of $9.25 per barrel in 1998. No such impairment was recognized during 2000 or 1999.

   Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

Financing Activities

   The Company had $409.7 million in outstanding indebtedness at December 31, 2000, which is scheduled to mature as follows (amounts in thousands):

2001..........................................................   $     --
2002..........................................................         --
2003..........................................................         --
2004..........................................................         --
2005..........................................................         --
Thereafter....................................................    409,727
                                                                 --------
                                                                 $409,727
                                                                 ========

   On September 26, 2000, the Company issued $150.0 million of 9-3/8% Senior Subordinated Notes due September 15, 2010 ("9-3/8% Notes"). Interest on the 9-3/8% Notes accrues at the rate of 9-3/8% per annum and is payable semi-annually in arrears on April 1 and October 1. The 9-3/8% Notes are redeemable, in whole or in part, at the option of the Company, on or after October 1, 2005, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9-3/8% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds from asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. If a subsidiary of the Company guarantees other subordinated indebtedness of the Company, the subsidiary must also guarantee the 9-3/8% Notes. Currently, none of the Company's subsidiaries guarantees subordinated indebtedness of the Company. The 9-3/8% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9-3/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

    In July 1999, the Company authorized a new issuance of $260.0 million of 9-1/2% Senior Subordinated Notes due June 1, 2008 ("9-1/2% Notes"). The Company offered to exchange the new notes for its outstanding $160.0 million of 9-1/2% Senior Subordinated Notes due 2006 ("Old 9-1/2% Notes") and $100.0 million of 8-7/8% Senior Subordinated Notes due 2008 ("8-7/8 % Notes"). In August 1999, the Company received tenders to exchange $157.5 million of its Old 9-1/2% Notes and $99.85 million of the 8-7/8% Notes. In connection with the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9-1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9-1/2% Notes exchanged) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred a total of $3.1 million in third-party fees during the third and fourth quarters of 1999, which are included in other expense.

     Interest on the 9-1/2% Notes accrues at the rate of 9-1/2% per annum and is payable semi-annually in arrears on June 1 and December 1. The 9-1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9-1/2% Notes. The indenture contains covenants that, among other things,

                              NUEVO ENERGY COMPANY

limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds from asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. The 9-1/2% Notes are not currently guaranteed by Nuevo's subsidiaries but are required to be guaranteed by any subsidiary that guarantees indebtedness ranking equal as to right of payment to the 9-1/2% Notes or subordinated indebtedness. Currently, none of the Company's subsidiaries guarantees subordinated indebtedness of the Company. The 9-1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9-1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

     Nuevo's Third Amended and Restated Credit Agreement, (the "Credit Agreement"), dated June 7, 2000, provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal until its expiration on June 7, 2005.

     The borrowing base is subject to a semi-annual borrowing base determination within 60 days following March 1 and August 15 of each year. The borrowing base determination establishes the maximum borrowings that may be outstanding under the credit facility, and is determined by a 60% vote of the banks (two-thirds in the event of an increase in the borrowing base), each of which bases its judgement on (i) the present value of the Company's oil and gas reserves based on its own assumptions regarding future prices, production, costs, risk factors and discount rates, and (ii) on projected cash flow coverage ratios calculated under varying scenarios. If amounts outstanding under the credit facility exceed the borrowing base, as redetermined from time to time, the Company would be required to repay such excess over a defined period of time. As of December 31, 2000, the Company's borrowing base was $225.0 million. There were no outstanding borrowings under this facility at December 31, 2000.

     Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases.

     The Credit Agreement has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and
(ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) to fixed charge coverage ratio and a funded debt to capitalization ratio. As a result of reduced revenues in 1998 due to falling oil prices, the Company obtained amendments for relief from the EBITDAX fixed charge coverage test through March 31, 2000. The Company was in compliance with this test and all other covenants of the Credit Agreement at December 31, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future.

   In February 1995, in connection with the purchase of the stock of the Amoco Congo Petroleum Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The credit facility expired in June 1999. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. This loan agreement required a sixteen-quarter repayment period and was fully re-paid in April 2000.

     At present, there is no plan to pay dividends on Common Stock. The Company maintains a policy of reinvesting its discretionary cash flows for the expansion of its business and operations.

                              NUEVO ENERGY COMPANY

Results of Operations

Revenues

   The Company has experienced significant oil and gas revenue volatility in recent years. Beginning in late 1997 and continuing through early 1999, oil prices were very low compared with historical prices. Oil prices improved significantly during 1999 and 2000. During this three-year period, the
volatility of oil and gas prices directly impacted revenues.   For the purpose
of reducing exposure to decreases in oil and gas prices, the Company utilizes derivative financial instruments in accordance with its price risk management policy, which was adopted in 1999. As a result of such hedging transactions, oil and gas revenues were reduced by $117.7 million and $44.9 million in 2000 and 1999, respectively, and increased by $0.6 million in 1998.

   Oil and gas revenues for 2000 were 37% higher than 1999 oil and gas revenues primarily due to a 32% increase in average realized oil prices and a 111% increase in average realized gas prices from 1999 to 2000. Partially offsetting these increases in realized prices, the Company's gas production decreased 14% from 1999 to 2000, and oil production decreased 2% from 1999 to 2000. The production decreases were primarily a result of asset sales. Oil and gas revenues for 1999 were relatively flat as compared to 1998, however the factors driving oil and gas revenues for each period were different. The 15% decrease in oil and gas production from 1998 to 1999 was almost entirely offset by higher commodity prices received in 1999. Oil volumes decreased 6% from 1998 to 1999 primarily as a result of reduced capital spending during 1999. This decrease was partially offset by the production from the California properties acquired from Texaco in June 1999. Gas volumes decreased 46% from 1998 to 1999 principally due to the January 1999 sale of the East Texas natural gas assets, and to a lesser extent, natural field declines in California. Offsetting these production declines, oil and gas price realizations increased 21% and 14%, respectively, from 1998 to 1999.

   The net gain on sale of assets for 2000 was $657,000, primarily representing a $923,000 gain on the sale of the Company's working interest in the Las Cienegas field in California, which was partially offset by a $266,000 net loss on the sale of several individually insignificant non-core assets. The net gain on sale of assets for 1999 was $85.3 million, which is comprised of:
(i) an $80.2 million gain on the sale of the Company's East Texas natural gas assets in January 1999, (ii) a $5.4 million gain on the sale of the Company's interest in 13 onshore fields and a gas processing plant located in Ventura County, California, in December 1999, and (iii) a $0.3 million net loss on the sale of other non-core properties. Gain on sale of assets for 1998 was $5.8 million. This gain on sale of assets includes a $4.1 million gain on the sale of the Company's interest in the Sansinena field in California in the third quarter of 1998 and a $1.7 million gain on the sale of the Company's interest in the Coke field in Chapel Hill, Texas in the first quarter of 1998.

   Interest and other income for the year ended December 31, 2000, of $4.3 million includes $1.9 million in interest income resulting from higher cash balances in 2000 plus $1.5 million for a partial reimbursement of previously expensed funds, resulting from a negotiated settlement of a legal claim (see
Note 11 to the Notes to Condensed Consolidated Financial Statements), as well as several individually insignificant items. Interest and other income for the year ended December 31, 1999, of $4.7 includes $2.4 million associated with interest earned on the $100.0 million in proceeds from the sale of the East Texas natural gas properties funded into an escrow account to provide "like-kind exchange" tax treatment in the event the Company acquired domestic producing oil and gas properties in the first half of 1999. The escrow account was liquidated in June 1999, in connection with the Company's June 1999 acquisition of certain California oil and gas properties from Texaco, Inc. and the repayment of a portion of bank debt. Also included in interest and other income in 1999 is $0.6 million related to the sale of an unconsolidated subsidiary. Interest and other income for the year ended December 31, 1998, of $4.3 million includes $2.7 million in pipeline revenue as well as several individually insignificant items.

Expenses

   Lease operating expenses ("LOE") for 2000 totaled $156.5 million, as compared to $130.5 million and $137.9 million for 1999 and 1998, respectively. The 20% increase in LOE from 1999 to 2000 is primarily due to a $25.7 million increase in steam costs resulting from higher natural gas prices. The 5% decrease in LOE from 1998

                              NUEVO ENERGY COMPANY

to 1999 is primarily due to the Company's sale of the East Texas natural gas assets in January 1999. Even though total LOE decreased in 1999, LOE per BOE increased 11% from 1998 to 1999. This increase primarily relates to the January 1999 sale of the East Texas assets that had relatively low LOE per BOE rates.

   Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs and delay rentals, were $9.8 million, $14.0 million and $16.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Exploration costs for the year ended 2000 included: $2.5 million of dry hole costs, $5.4 million of G&G costs, $0.1 million of delay rentals and $1.8 million of other exploration costs. Exploration costs for the year ended 1999 included:
$8.1 million of dry hole costs ($7.2 million of which relates to onshore California), $3.6 million of G&G costs ($2.1 of which relates to Ghana), $0.8 million of delay rentals and $1.5 million of other exploration costs. Exploration costs for the year ended 1998 included: $13.0 million of dry hole costs ($7.3 million of which relates to Ghana), $2.1 million of G&G costs ($1.5 million of which relates to Ghana), $0.9 million of delay rentals and $0.6 million of other exploration costs.

   Depreciation, depletion and amortization decreased 16% in 2000 as compared to 1999. This decrease was driven by a lower depletion rate, which primarily resulted from a significant increase in reserve estimates attributable to higher commodity prices at year-end 1999 versus year-end 1998. Depreciation, depletion and amortization decreased 5% in 1999 as compared to 1998. This decrease is primarily due to the impairment of oil and gas properties of $60.8 million recognized in the fourth quarter of 1998, which reduced the capitalized costs to be depleted in 1999. Also, the East Texas properties were depleted for the first six months in 1998. The Company discontinued depleting these assets in the third quarter of 1998, when it was decided to sell these properties. The 5% decrease was partially offset by higher international depletion due to increased production.

   The Company recorded a provision for impairment of oil and gas properties in 1998 in the amount of $68.9 million ($60.8 million of fair value impairments plus $8.1 million of unproved leasehold cost impairments). These impairments were recorded as a result of declines in the price of oil, which caused capitalized costs to be in excess of future net revenues. No such impairment was recognized during 2000 or 1999.

   In December 1997, the Company recorded a provision for impairment on assets held for sale, in connection with its plans to dispose of its non-core gas gathering, pipeline and gas storage assets during 1998, including all such assets except its California gas plants. A positive revision to this charge was made in the fourth quarter of 1998 in the amount of $3.7 million to reflect the estimated current fair market value of the Illini pipeline.

   General and administrative expenses ("G&A") increased only slightly in 2000 as compared to 1999. G&A expenses were up $4.2 million in 1999 versus 1998. The 15% increase is mainly comprised of a $1.9 million increase in bonuses paid to employees, as no bonuses were paid in 1998, and a $1.9 million increase in the market value of the Company's obligation for the executive compensation plan.

   Interest expense of $37.5 million for year ended December 31, 2000, increased 13% as compared to interest expense in the same period in 1999. The increase is primarily attributable to an increase in outstanding borrowings under the Company's credit facility during the year plus higher interest rates on those outstanding borrowings. On September 26, 2000, all borrowings outstanding under the credit facility were paid off with net proceeds received from the Company's issuance of the 9-3/8% Notes (see Note 8 to the Notes to Consolidated Financial Statements). The increase is also due to higher interest rates as the Company exchanged its 8-7/8% Senior Subordinated Notes for 9-1/2% Senior Subordinated Notes due 2008 in the third quarter of 1999. Interest expense for 1999 increased slightly from 1998, however, the components of interest expense changed from year to year. The Company issued $100.0 million of 8-7/8% Senior Subordinated Notes in June 1998, which were exchanged for 9-1/2% Senior Subordinated Notes in July 1999. This increase was significantly offset by lower interest expense on the Credit Agreement as a result of lower average borrowings outstanding during 1999.

   Other expense of $5.1 million in 2000 includes: a $2.0 million settlement for a lawsuit (see Note 11 to the Notes to Consolidated Financial Statements), $1.7 million for scientific information technology consulting, and $0.9 million in costs to evaluate potential business transactions. The remaining amount is
made up of individually insignificant items.   Other expense of $8.9 million in
1999 includes:   $3.1 million in third-party charges incurred in connection with the July 1999 exchange offer (see Note 8 to the Notes to Consolidated Financial Statements), $1.6

                              NUEVO ENERGY COMPANY

million relating to the fraud discussed below, $1.3 million for scientific information technology consulting, and other miscellaneous charges. In March 1999, the Company discovered that a non-officer employee had fraudulently authorized and diverted for personal use Company funds totaling $5.9 million, $4.3 million in 1998 and the remainder in 1999, that were intended for international exploration. Other expense of $7.8 million in 1998 also includes $2.0 million of pipeline operating costs plus several individually insignificant items.

   Dividends on the TECONS were $6.6 million in 2000, 1999 and 1998. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996. (See
Note 7 to the Notes to Consolidated Financial Statements.)

   Income tax expense of $8.4 million was recognized in 2000, compared to a benefit of $5.4 million in 1999 and $32.6 million in 1998. The Company's effective income tax rate was 40.3%, (20.5)% and (25.7)% in 2000, 1999 and 1998, respectively. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million. At December 31, 1999, however, the Company determined that it was more likely than not that most of the deferred tax assets would be realized, based on commodity prices at year-end 1999, and the valuation allowance was decreased by $15.9 million.

Cumulative Effect of a Change in Accounting Principle

   In December 2000, the staff of the Securities and Exchange Commission announced that commodity inventories should be carried at lower of cost or market rather than at market value. As a result, the Company changed its inventory valuation method to the lower of cost or market in the fourth quarter of 2000, retroactive to the beginning of the year. Accordingly, the Company recorded a non-cash, cumulative effect of a change in accounting principle to earnings, effective January 1, 2000, of $796,000 (net of the related income tax benefit of $537,000) to value product inventory at lower of cost or market. (See
Note 2 to the Notes to Consolidated Financial Statements.)

Net Income (Loss)

   Net income of $11.6 million and $31.4 million was reported in 2000 and 1999, respectively, as compared to a net loss of $94.3 million in 1998.

Capital Resources and Liquidity

   Since its inception, the Company has grown and diversified its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high-potential prospects. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants. Net cash provided by operating activities was $93.7 million, $24.0 million, and $35.8 million in 2000, 1999 and 1998, respectively. The Company invested $104.4 million, $125.9 million and $157.4 million in oil and gas properties in 2000, 1999 and 1998, respectively. Additionally, the Company spent $3.4 million, $10.2 million and $2.8 million on gas plant and other facilities in 2000, 1999 and 1998, respectively. In June 1999, the Company acquired oil and gas properties located onshore and offshore California for $61.4 million from Texaco, Inc. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets. Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999.

   The Company believes its working capital, cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development budget through 2001. The Company had an unused commitment under the Credit Facility of $225.0 million at December 31, 2000. At December 31, 2000, there were no maturities of long-term debt for the next five years.

                              NUEVO ENERGY COMPANY

Outlook

   The Company's revenues, cash flows, results of operations and liquidity are highly dependent on oil and gas prices, as is its ability to acquire financing for its operations. Approximately 86% of the Company's production and 76% of the Company's revenues for 2000 were attributable to oil. Oil prices during 1998 and the first part of 1999 were very low compared to historical prices. As a result, the Company's 1998 revenues, earnings and cash flows were materially reduced compared to prior years, even though production levels increased during 1998. During 1999 and 2000, crude oil prices increased significantly. In late 2000, due to a natural gas shortage in California, natural gas prices increased significantly. Nuevo has a net long gas position in California - producing more natural gas than consumed in its thermal crude production. As gas prices escalated in late 2000, Nuevo began to exploit this gas position by diverting gas consumed in uneconomic cyclic steaming operations to gas sales. In January and February 2001, Nuevo sold an average of 19 MMcfd, or 44% of its total daily gas production, which has resulted in an increase in 2001 gas sales of 33%.
This strategy will remain as long as gas prices support sales over thermal oil production.

   In 1999, the Company's Board of Directors adopted a risk management policy, which was implemented by management and is periodically assessed by the Governance Committee of the Board. The Company's policy is designed to meet the following goals: (i) to assure the Company can generate sufficient operating cash flow to replace reserves that are produced and to (ii) assure compliance with restrictive debt covenants that would otherwise limit the Company's ability to incur additional debt. It is also the Company's policy that significant capital investments whose rates of return are sensitive to future oil and gas prices be protected from exposure to extreme price volatility.

   The Company's risk management policy is based on the view that oil prices revert to a mean price over the long term. To the extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge as much of its production as is necessary to meet its policy goals for that period. Variations from this policy require Board approval. The risk management policy states that hedging activity that is speculative or otherwise unrelated to the Company's normal business activities is considered inappropriate. The Company recognizes the risks inherent in price management. In order to minimize such risk, the Company has instituted a set of controls addressing approval authority, trading limits and other control procedures. All hedging activity is the responsibility of the Chief Financial Officer. In addition, Internal Audit, which independently reports to the Audit Committee, reviews the Company's price management activity.

   For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, for the third quarter on 20,000 BOPD at an average WTI price of $21.22, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. Subsequent to December 31, 2000, the Company entered into swaps on an additional 1,200 BOPD for the second quarter, bringing the total to 26,200 BOPD at an average price of $19.84 per barrel. On a physical volume basis, these hedges cover 47% of the Company's estimated 2001 oil production. At December 31, 2000, the market value of the swaps in place for 2001 was a loss of $35.1 million. A 10% increase in the underlying commodity prices would increase this loss by $19.7 million.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a WTI strike price of $22.00 per barrel, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At December 31, 2000, the market value of these hedge positions for 2002 is a gain of $8.3 million. A 10% increase in the underlying commodity prices would reduce this gain by $2.6 million.

   All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   The Company set an original base level capital spending budget for 2001 of $181.0 million, with the potential for up to $24.0 million in additional capital spending, depending upon the level of drilling success. Due to the high gas prices in California, Nuevo deferred certain capital associated with its thermal operations and recently

                              NUEVO ENERGY COMPANY

adjusted its base capital spending budget to approximately $160.0 million, assuming gas prices remain at these high levels for the remainder of the year. Depending on the level of drilling success this year, capital spending could be increased by $18.0 million in 2001. Highlights of Nuevo's adjusted 2001 capital budget include the following:



   . $123.0 million (77%) for exploitation projects, primarily earmarked for building on successful exploitation projects onshore California.

   . $24.0 million (15%) for exploration, mainly for drilling eight to ten exploration wells in California and three to four exploration wells in Africa.

   .  $13.0 million (8%) for other capital projects.

   Approximately 56% of Nuevo's $123.0 million exploitation budget in 2001 is allocated to onshore California exploitation projects, 29% to offshore California projects and 15% to international projects. The Company plans to drill a total of 73 exploitation wells in 2001. By comparison, Nuevo spent a total of $96.0 million company-wide for exploitation projects and drilled a total of 178 exploitation wells in 2000.

   Onshore California, the Company's single largest exploitation project in 2001 is the continuing development of its Star Fee acreage in the Cymric Field. In 2001, this development will include drilling 7 Diatomite development wells and two follow-up wells to the highly successful Star Fee 701 well in this acreage. Nuevo also has budgeted to continue expanding the waterflood development and undertake other projects in its Brea Olinda Field and to continue successful drilling projects in the Belridge Field. Offshore California, Nuevo's capital spending is directed primarily at continuing development drilling in the Santa Clara Field and in the Pitas Point Field to further boost natural gas production. Internationally, the Company's exploitation budget is earmarked mainly for drilling additional horizontal wells to enhance the ongoing development in the Yombo Field offshore the Republic of Congo, West Africa.

   Approximately 63% of Nuevo's $24.0 million exploration budget in 2001 will be used to drill nine exploratory wells in California and approximately 37% is allocated to drill three to four exploratory wells in West and North Africa.

   The Company believes its working capital, cash provided by operating activities, project financing resources and the Credit Facility are sufficient to meet these capital commitments. The Company has not prepared a capital budget for annual periods after 2001.

   Estimates of future net cash flows from proved reserves of oil, gas, condensate and natural gas liquids were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." (See Note 14 to the Notes to Consolidated Financial Statements). The estimates are based on realized prices at year-end 2000 of $19.51 per barrel of oil and $13.94 per MCF of gas. Significant changes can occur in these estimates based on prices currently in effect. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and
(iv) other business risks. Natural gas prices were unusually high at December 31, 2000. Natural gas costs are a significant component of the Company's thermal operating costs in California. As such, the unusually high prices at year-end 2000 had an unfavorable effect on the Company's reserves for its thermal oil producing properties.

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

                              NUEVO ENERGY COMPANY

statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001.

   The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the current transition provisions of SFAS 133, the Company will record a net-of-tax cumulative effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

   All of the Company's derivative instruments will be recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

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

   On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean- up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. The Company incurred clean-up and repair costs of $ 0.3 million, $0.5 million, and $2.4 million during 2000, 1999, and 1998, respectively. As of December 31, 2000, the Company had received insurance reimbursements of $4.1 million, with a remaining insurance receivable of $1.3 million. For amounts not covered by insurance, including the $120,000 deductible, the Company recorded lease operating expenses of $0.4 million and $0.5 million during 1999 and 1998,

                              NUEVO ENERGY COMPANY

respectively. No such expenses were recorded in 2000. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company accrued $0.7 million as of December 31, 2000, as a receivable and payable. The Company also has exposure to costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

   In connection with their respective February 1995 acquisitions of two subsidiaries (each a "Congo subsidiary") owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses (net operating losses of any domestic corporation that are subject to an income tax of a foreign country without regard to the source of its income or on a residence basis) utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for US income tax purposes. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $42.5 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $61.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

   During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo in the future.

   In 1996, the previous Congo government requested that the convention governing the Marine 1 Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). Preliminary discussions were held with the government in early 1997. Nuevo is under no obligation to convert to a PSA, and its existing convention is valid and protected by law. The Company's position is that any conversion to a PSA would have no detrimental impact to Nuevo, otherwise, Nuevo will not agree to any such conversion. In late 1997, a new government was established in the Congo. The new government has recently begun discussions with Nuevo and its partner

                              NUEVO ENERGY COMPANY

concerning the conversion to a PSA. Discussions with the new government are ongoing and, to date, no agreement has been reached concerning conversion to a PSA.

Contingent Payment and Price Sharing Agreements

   In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on the near month delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $8.5 million in price credits as of December 31, 2000, which will be used to reduce future amounts owed under the contingent payment. There is no value attributable to this credit other than to offset future payments. At the end of 2004, if the Company still maintains a credit position with respect to this agreement, the credit will expire worthless. As of December 31, 2000, the Company had never been obligated to make a payment to Unocal under the terms of the agreement. However, a continuation of higher than normal oil price realizations is expected to trigger payments under this agreement beginning in March of 2002.

   In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. There is no termination date associated with this agreement. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 was $15.19 per Bbl. The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement was that Nuevo only owned upside above $15.19 per Bbl on approximately 56% of its Congo production. In 2000, the Company was obligated to pay the seller $5.4 million pursuant to this price sharing agreement. This obligation was accounted for as a reduction in oil revenues. No such payments were due in 1998 or 1999.

   The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its 80.3 % working interest from Torch in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl, with the excess revenue over $9.00 per Bbl, if any, shared among the Company and the original owners from whom Torch acquired its interest. Amounts below $9.00 per Bbl are owned by the Company and the other working interest owners based on their respective ownership interests. For 2000, the effect of this agreement is that Nuevo was entitled to receive the pricing upside above $9.00 per Bbl on approximately 34% of the gross Point Pedernales production. Effective January 1, 2001, the Company will be entitled to receive the pricing upside above $9.00 per Bbl on approximately 70% of the gross Point Pedernales production. As of December 31, 2000, the Company had $581,000 accrued as its obligation under this agreement. As of December 31, 1999, the Company had $5.1 million accrued as its obligation under this agreement, which was paid in the first quarter of 2000.

                              NUEVO ENERGY COMPANY

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

   Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company reduces its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments. In a typical swap transaction, the Company will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge contract and a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty the difference. In a typical option contract, the Company purchases the right to receive from the counterparty the difference, if any, between a fixed price specified in the option less a floating market price. If the floating price is above the fixed price, the Company is not entitled to a payment. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   The Company follows formal policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. To accomplish this, the policy requires that derivative financial instruments must be entered into at least 18 months in advance of the effective period. For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, for the third quarter on 20,000 BOPD at an average WTI price of $21.22, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. Subsequent to December 31, 2000, the Company entered into swaps on an additional 1,200 BOPD for the second quarter, bringing the total to 26,200 BOPD at an average price of $19.84 per barrel. On a physical volume basis, these hedges cover 47% of the Company's estimated 2001 oil production. At December 31, 2000, the market value of the swaps in place for 2001 was a loss of $35.1 million. A 10% increase in the underlying commodity prices would increase this loss by $19.7 million.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a WTI strike price of $22.00 per barrel, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At December 31, 2000, the market value of these hedge positions for 2002 is a gain of $8.3 million. A 10% increase in the underlying commodity prices would reduce this gain by $2.6 million.

   Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and the related average interest rates by year of maturity for the Company's debt obligations at December 31, 2000:

                                                                                            Fair
                                                                                            Value
                                    2001   2002   2003   2004   Thereafter     Total      Liability
                                    ----   ----   ----   ----   ----------    --------    ---------
Long-term debt:
Variable rate                         --     --     --     --           --          --           --
Average interest rate                 --     --     --     --           --          --           --

Fixed rate                            --     --     --     --     $409,727    $409,727     $412,823
Average interest rate                 --     --     --     --         9.45%       9.45%

                             NUEVO ENERGY COMPANY


Item 8.  Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
Independent Auditors' Report....................................................................   41

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000
   and 1999.....................................................................................   42

Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998.............................................................   43

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 2000,
   1999 and 1998................................................................................   44

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998.............................................................   45

Notes to Consolidated Financial Statements......................................................   46

                             NUEVO ENERGY COMPANY

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Nuevo Energy Company:

  We have audited the accompanying consolidated balance sheets of Nuevo Energy Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Energy Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for its processed fuel oil and natural gas liquids inventories.



                                    KPMG LLP

Houston, Texas
February 8, 2001

                             NUEVO ENERGY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       December 31,
                                                                                             -----------------------------------
                                                                                                2000                     1999
                                                                                             ----------               ----------
ASSETS
-------
CURRENT ASSETS:
  Cash and cash equivalents......................................................            $   39,447               $   10,288
  Accounts receivable............................................................                71,777                   45,004
  Product inventory..............................................................                 3,230                    4,610
  Prepaid expenses and other.....................................................                 4,042                    6,389
                                                                                             ----------               ----------
     Total current assets........................................................               118,496                   66,291
                                                                                             ----------               ----------
PROPERTY AND EQUIPMENT, at cost:
  Land...........................................................................                53,246                   51,017
  Oil and gas properties (successful efforts method).............................             1,102,233                1,002,779
  Gas plant facilities...........................................................                12,020                   12,140
  Other facilities...............................................................                12,907                   11,874
                                                                                             ----------               ----------
                                                                                              1,180,406                1,077,810
  Accumulated depreciation, depletion and amortization...........................              (496,444)                (429,349)
                                                                                             ----------               ----------
                                                                                                683,962                  648,461
                                                                                             ----------               ----------
DEFERRED TAX ASSETS, net.........................................................                16,282                   24,005
OTHER ASSETS.....................................................................                29,284                   21,273
                                                                                             ----------               ----------
                                                                                             $  848,024               $  760,030
                                                                                             ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable...............................................................            $   25,895               $   20,492
  Accrued interest...............................................................                 5,757                    2,353
  Accrued drilling costs.........................................................                12,467                   13,242
  Accrued lease operating costs..................................................                30,037                   13,956
  Other accrued liabilities......................................................                17,668                   10,557
  Current maturities of long-term debt...........................................                    --                      750
                                                                                             ----------               ----------
     Total current liabilities...................................................                91,824                   61,350
                                                                                             ----------               ----------
LONG-TERM DEBT, net of current maturities........................................               409,727                  340,750
OTHER LONG-TERM LIABILITIES......................................................                 8,356                    9,292
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
 NUEVO FINANCING I...............................................................               115,000                  115,000

CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; 7% Cumulative
   Convertible Preferred Stock, none issued and outstanding at December 31, 2000
   and 1999......................................................................                    --                       --
  Common stock, $0.01 par value, 50,000,000 shares authorized, 20,620,296 and
   20,437,371 shares issued and 16,632,318 and 17,931,393 shares outstanding at
   December 31, 2000 and 1999, respectively......................................                   206                      204
  Additional paid-in capital.....................................................               361,643                  357,855
  Treasury stock, at cost, 3,813,074 and 2,430,074 shares, at December 31, 2000
   and 1999, respectively........................................................               (74,703)                 (49,605)
  Stock held by benefit trust, 174,904 and 75,904 shares, at December 31, 2000
   and 1999, respectively........................................................                (3,646)                  (3,184)
  Deferred stock compensation....................................................                  (602)                    (216)
  Accumulated deficit............................................................               (59,781)                 (71,416)
                                                                                             ----------               ----------
      Total stockholders' equity.................................................               223,117                  233,638
                                                                                             ----------               ----------
                                                                                             $  848,024               $  760,030
                                                                                             ==========               ==========

                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                  2000                 1999                1998
                                                                                --------             --------           ---------
REVENUES:
  Oil and gas revenues..............................................            $331,655             $242,274           $ 242,675
  Gain on sale of assets, net.......................................                 657               85,294               5,768
  Interest and other income.........................................               4,293                4,667               4,260
                                                                                --------             --------           ---------
                                                                                 336,605              332,235             252,703
                                                                                --------             --------           ---------
COSTS AND EXPENSES:
  Lease operating expenses..........................................             156,476              130,549             137,906
  Exploration costs.................................................               9,774               14,017              16,562
  Revision of impairment on assets held for sale....................                  --                   --              (3,740)
  Provision for impairment of oil and gas properties................                  --                   --              68,904
  General and administrative expenses...............................              32,974               32,266              28,094
  Depreciation, depletion and amortization..........................              67,370               80,652              85,036
  Interest expense, net.............................................              37,472               33,110              32,471
  Dividends on Guaranteed Preferred Beneficial Interests in
  Company's Convertible Debentures (TECONS).........................               6,613                6,613               6,613
  Other expense.....................................................               5,103                8,945               7,754
                                                                                --------             --------           ---------
                                                                                 315,782              306,152             379,600
                                                                                --------             --------           ---------

Income (loss) before income taxes and cumulative effect.............              20,823               26,083            (126,897)
Income tax (expense) benefit........................................              (8,392)               5,359              32,625
                                                                                --------             --------           ---------
Income (loss) before cumulative effect..............................              12,431               31,442             (94,272)
Cumulative effect of a change in accounting principle, net of
 income tax benefit of $537.........................................                (796)                  --                  --
                                                                                --------             --------           ---------
Net income (loss)...................................................            $ 11,635             $ 31,442           $ (94,272)
                                                                                ========             ========           =========

Earnings (loss) per Common share -- Basic:
 Income (loss) before cumulative effect.............................            $   0.71             $   1.62           $   (4.77)
 Cumulative effect of a change in accounting principle, net of
  income tax benefit................................................               (0.04)                  --                  --
                                                                                --------             --------           ---------
 Net income (loss)..................................................            $   0.67             $   1.62           $   (4.77)
                                                                                ========             ========           =========

Weighted average Common shares outstanding..........................              17,447               19,353              19,753
                                                                                ========             ========           =========


Earnings (loss) per Common share -- Diluted:
 Income (loss) before cumulative effect.............................            $   0.68             $   1.61           $   (4.77)
 Cumulative effect of a change in accounting principle, net of
  income tax benefit................................................               (0.04)                  --                  --
                                                                                --------             --------           ---------
 Net income (loss)..................................................            $   0.64             $   1.61           $   (4.77)
                                                                                ========             ========           =========
Weighted average Common and dilutive potential Common shares
 outstanding........................................................              17,941               19,507              19,753
                                                                                ========             ========           =========


                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (Amounts in Thousands)


                            Common Stock     Additional                Stock held                                         Total
                          ----------------    Paid-In      Treasury    by Benefit    Deferred Stock    Accumulated    Stockholders'
                          Shares    Amount    Capital       Stock         Trust       Compensation       Deficit          Equity
                          -------   ------   ----------   ----------   -----------   ---------------   ------------   --------------

January 1, 1998........   19,696      $202     $354,296    $(19,929)      $(1,244)   $  --               $  (8,586)        $324,739
                          ======      ====     ========    ========       =======    ==============      =========         ========
Exercise of stock
 options and related          70         1        1,304          --            --                --             --            1,305
 tax benefit...........

Stock acquired by             --        --           --         488        (1,341)               --             --             (853)
 benefit trust.........
Withdrawal from               18        --           --          --           853                --             --              853
 benefit trust.........
Sale of Treasury shares        3        --           --         106            --                --             --              106
Net loss...............       --        --           --          --            --                --        (94,272)         (94,272)
                          ------      ----     --------    --------       -------    --------------      ---------         --------
December 31, 1998......   19,787       203      355,600     (19,335)       (1,732)               --       (102,858)         231,878
                          ======      ====     ========    ========       =======    ==============      =========         ========
Exercise of stock
 options and related         129         1        1,810          --            --                --             --            1,811
 tax benefit...........

Stock acquired by             --        --           --       1,850        (1,850)               --             --               --
 benefit trust.........
Issuance of warrants          --        --          120          --            --                --             --              120
 and other.............
Withdrawal from               14        --           --          --           398                --             --              398
 benefit trust.........
Purchase of Treasury      (1,999)       --           --     (32,120)           --                --             --          (32,120)
 shares................
Deferred stock                --        --          325          --            --              (216)            --              109
 compensation..........
Net income.............       --        --           --          --            --                --         31,442           31,442
                          ------      ----     --------    --------       -------    --------------      ---------         --------
December 31, 1999......   17,931       204      357,855     (49,605)       (3,184)             (216)       (71,416)         233,638
                          ======      ====     ========    ========       =======    ==============      =========         ========
Exercise of stock
 options and related         183         2        3,200          --            --                --             --            3,202
 tax benefit...........

Stock acquired by             --        --           --         462          (462)               --             --               --
 benefit trust.........
Purchase of Treasury      (1,482)       --           --     (25,560)           --                --             --          (25,560)
 shares................
Deferred stock                --        --          588          --            --              (386)            --              202
 compensation..........
Net income.............       --        --           --          --            --                --         11,635           11,635
                          ------      ----     --------    --------       -------    --------------      ---------         --------
December 31, 2000......   16,632      $206     $361,643    $(74,703)      $(3,646)            $(602)     $ (59,781)        $223,117
                          ======      ====     ========    ========       =======    ==============      =========         ========


                See Notes to Consolidated Financial Statements.

                             NUEVO ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                             -----------------------------------------------------
                                                                                2000                   1999                 1998
                                                                             ---------              ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................            $  11,635              $  31,442            $ (94,272)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of a change in accounting principle, net
      of income tax benefit......................................                  796                     --                   --
      Depreciation, depletion and amortization...................               67,370                 80,652               85,036
      Dry hole costs.............................................                2,503                  8,051               12,962
      Amortization of debt financing costs.......................                1,983                  1,696                1,643
      Amortization of deferred revenue...........................                   --                     --               (1,625)
      Revision of impairment on assets held for sale.............                   --                     --               (3,740)
      Provision for impairment of oil and gas properties.........                   --                     --               68,904
      Gain on sale of assets, net................................                 (657)               (85,294)              (5,768)
      Deferred taxes.............................................                8,763                 (6,559)             (32,520)
      (Depreciation) appreciation of deferred compensation                        (234)                   801               (1,138)
       liability.................................................
      Debt modification costs....................................                   --                  3,064                   --
      Other......................................................                  203                    229                   --
                                                                             ---------              ---------            ---------
                                                                                92,362                 34,082               29,482
  Changes in assets and liabilities:
      Accounts receivable........................................              (26,266)               (20,461)              13,051
      Accounts payable...........................................                5,403                 (4,527)               6,634
      Accrued liabilities........................................               25,490                 17,901               (5,813)
      Other......................................................               (3,287)                (2,971)              (7,521)
                                                                             ---------              ---------            ---------
    NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES..............               93,702                 24,024               35,833
                                                                             ---------              ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties............................             (104,420)              (125,919)            (157,352)
  Proceeds from sales of properties..............................                3,083                234,312               11,830
  Additions to gas plant and other facilities....................               (3,388)               (10,247)              (2,813)
                                                                             ---------              ---------            ---------
    NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES....             (104,725)                98,146             (148,335)
                                                                             ---------              ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.......................................              197,100                142,590              240,900
  Debt issuance and modification costs...........................               (5,186)                (8,053)              (3,360)
  Payments of long-term debt.....................................             (128,873)              (223,392)            (128,254)
  Proceeds from exercise of stock options........................                2,701                  1,690                1,305
  Proceeds from sale of treasury stock...........................                   --                     --                  106
  Purchase of treasury shares....................................              (25,560)               (32,120)                  --
                                                                             ---------              ---------            ---------
   NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES.....               40,182               (119,285)             110,697
                                                                             ---------              ---------            ---------
Net increase (decrease) in cash and cash equivalents.............               29,159                  2,885               (1,805)
Cash and cash equivalents at beginning of year...................               10,288                  7,403                9,208
                                                                             ---------              ---------            ---------
Cash and cash equivalents at end of year.........................            $  39,447              $  10,288            $   7,403
                                                                             =========              =========            =========


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

   Unproved leasehold costs are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired. An impairment of unproved leasehold costs of $8.1 million was recognized as of December 31, 1998. No such impairment was recognized for the years ended December 31, 2000 or 1999. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense as incurred.

   Costs of successful wells, development dry holes and proved leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Total estimated costs of $82.1 million (net of salvage value) for future dismantlement, abandonment and site remediation are computed by the Company and an independent consultant and are included when calculating depreciation and depletion using the unit-of-production method. At December 31, 2000, the Company had recorded $60.8 million as a component of accumulated depreciation, depletion and amortization.

                             NUEVO ENERGY COMPANY

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for using the successful efforts method of accounting, on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. SFAS No. 121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company recognizes an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.

   During 1998, the Company recorded a fair value impairment totaling $60.8 million on its East Coalinga, Las Cienegas, Beta, Point Pedernales and South Mountain fields and certain other insignificant oil and gas properties due to the significant, sustained decline in domestic oil prices during the year from an average Company realized price of $14.86 per barrel for 1997 to an average realized price of $9.25 per barrel in 1998. No such impairment was recognized during 2000 or 1999.

   During 1999 and 1998, interest costs associated with non-producing leases and exploration and development projects were capitalized only for the period that activities were in progress to bring these projects to their intended use. The capitalization rates were based on the Company's weighted average cost of funds used to finance expenditures. No such costs were capitalized in 2000.

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

  Comprehensive Income

   Comprehensive income includes net income and all changes in other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on investments in debt and equity securities that are classified as available-for-sale. There are no differences between comprehensive income (loss) and net income (loss) for the periods presented.

  Recognition of Crude Oil and Natural Gas Revenue

   The Company uses the entitlement method for recording sales of crude oil and natural gas from producing wells. Under the entitlement method, revenue is recorded based on the Company's net revenue interest in production. Deliveries of crude oil and natural gas in excess of the Company's net revenue interests are recorded as liabilities and under-deliveries are recorded as assets. Production imbalances are recorded at the lower of the sales price in effect at the time of production or the current market value. Substantially all such amounts are

                             NUEVO ENERGY COMPANY
anticipated to be settled with production in future periods. The Company's imbalance position was not significant in terms of units or value at December 31, 2000 and 1999.

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

   Gains and losses on option and futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred on the balance sheet and recognized in income and operating cash flows when the related hedged transaction occurs. Premiums paid on option contracts are deferred in other assets and amortized into oil and gas revenues over the terms of the respective option contracts. Gains or losses attributable to the termination of a derivative financial instrument are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 2000 or 1999. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

   As a result of hedging transactions, oil and gas revenues were reduced by $117.7 million and $44.9 million in 2000 and 1999, respectively, and increased by $0.6 million in 1998.

  New Accounting Pronouncements

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

     The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the current transition provisions of SFAS 133, the Company will record a net-of-tax cumulative-effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million)(unaudited) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

     All of the Company's derivative instruments will be recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

  Earnings per Share ("EPS")

   Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. For the year ended December 31, 2000 and 1999, the Company's potentially dilutive securities included dilutive stock options. For the year ended December 31, 1998, the Company did not have any potentially dilutive securities, as a net loss was incurred during this period. Potential dilution may also occur in future periods due to the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Nuevo Financing I ("TECONS").

                             NUEVO ENERGY COMPANY

  Stock-Based Compensation

   The Company applies the intrinsic value method for accounting for stock and stock-based compensation described by Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees". Had the Company applied the fair value method described by SFAS No. 123, "Accounting for Stock-Based Compensation", it would have incurred compensation expense for stock-based compensation in 2000, 1999 and 1998. (See Note 6 for the SFAS No. 123 pro forma effects on income and earnings per share.)

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

  Statements of Cash Flows

   For cash flow presentation purposes, the Company considers all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents. Interest paid in cash, net of amounts capitalized, for 2000, 1999 and 1998 was $32.1 million, $33.5 million and $31.6 million, respectively. Net amounts (refunded) paid in cash for income taxes for 2000, 1999 and 1998 were ($486,000), $2,250,000 and $1,332,000, respectively.

  Cumulative Effect of a Change in Accounting Principle

   Historically, the Company recorded inventory relating to quantities of processed fuel oil and natural gas liquids in storage at current market pricing. Also, fuel oil in inventory was stated at year end market prices less transportation costs, and the Company recognized changes in the market value of inventory from one period to the next as oil revenues. In December 2000, the staff of the Securities and Exchange Commission announced that commodity inventories should be carried at lower of cost or market rather than at market value. As a result, the Company changed its inventory valuation method to the lower of cost or market in the fourth quarter of 2000, retroactive to the beginning of the year. Accordingly, the Company recorded a non-cash, cumulative effect of a change in accounting principle to earnings, effective January 1, 2000, of $796,000 (net of the related income tax benefit of $537,000) to value product inventory at lower of cost or market. Quarterly results for 2000 were restated to reflect this change in accounting.

   Had the Company valued its product inventory at lower of cost or market prior to 2000, net income (loss) would have been $30.6 million and $(94.3) million for the years ended December 31, 1999 and 1998, respectively.

  Use of Estimates

   In order to prepare these financial statements in conformity with accounting principles generally accepted in the United States, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, as well as reserve information, which affects the depletion calculation. Actual results could differ from those estimates.

  Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to the current presentation.

3. ACQUISITIONS

   In June 1999, the Company acquired working interests in oil and gas properties located onshore and offshore California for $61.4 million from Texaco Inc. The working interests in the acquired properties range

                             NUEVO ENERGY COMPANY
from an additional 25% interest in properties already owned and operated by the Company to 100%. To purchase these assets, the Company used funds from a $100.0 million interest-bearing escrow account that provided "like-kind exchange" tax treatment for the purchase of domestic oil and gas producing properties. The escrow account was created with proceeds from the Company's January 1999 sale of its East Texas natural gas assets (see discussion in Note 4). Following the Texaco transaction, the $41.0 million remaining in the escrow account, which included $2.4 million of interest income, was used to repay a portion of outstanding bank debt in early July 1999. The acquired properties had estimated net proved reserves at June 30, 1999, of 33.7 MMBOE (unaudited) and are either additional interests in the Company's existing properties or are located near its existing properties. The acquisition included interests in Cymric, East Coalinga, Dos Cuadras, Buena Vista Hills and other fields the Company operates.

   In April 1998, the Company acquired an additional working interest in the Marine 1 Permit in the Republic of Congo, West Africa ("Congo") for $7.8 million. This acquisition increased the Company's net working interest in the Congo from 43.75% to 50.0%.

4. DIVESTITURES

   In May 2000, the Company sold its working interest in the Las Cienegas field in California for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. No impairment charge was recorded upon reclassification to assets held for sale.
In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 and recorded an adjusted net gain on sale of approximately $923,000. Also, the Company sold certain of its non-core assets during 2000, recognizing a net loss of approximately $266,000.

   On December 31, 1999, the Company completed the sale of its working interests (ranging from 8% to 100%) in 13 onshore fields and a gas processing plant located in Ventura County, California, to Vintage Petroleum, Inc. The effective date of the sale was September 1, 1999. Accordingly, the Company reclassified these properties to assets held for sale and discontinued depleting and depreciating these assets during the third quarter of 1999. Revenues less costs for the period September 1, 1999, through December 31, 1999, and other adjustments resulted in an adjusted sales price of $29.6 million at closing on December 31, 1999. A portion of the proceeds, $4.5 million, was deposited in escrow to address possible remediation issues. The funds will remain in escrow until the Los Angeles Regional Water Quality Control Board approves completion of the remediation work. All or any portion of the funds not used in remediation shall be delivered to the Company. As of December 31, 2000, the balance in the escrow account remained at $4.5 million. The remainder of the proceeds from the sale were used to repay a portion of the Company's outstanding bank debt. The assets accounted for approximately 3% of Nuevo's September 1, 1999 estimated proved reserves. Production from the properties for the year ended December 31, 1999, averaged 2,510 barrels of oil equivalent per day. The Company recorded a gain of $5.3 million on the sale of these properties.

   On January 6, 1999, the Company completed the sale of its East Texas natural gas assets to an affiliate of Samson Resources Company for an adjusted sales price of approximately $191.0 million. Of the proceeds, $100.0 million was set aside to fund an escrow account, as discussed in Note 3. The remainder of the proceeds were used to repay outstanding senior bank debt. The Company realized an $80.2 million adjusted pre-tax gain on the sale of the East Texas natural gas assets resulting in the realization of $14.6 million of the Company's deferred tax asset. A $5.2 million gain on settled hedge transactions was realized in connection with the closing of this sale in 1999. The effective date of the sale was July 1, 1998. The Company reclassified these assets to assets held for sale and discontinued depleting these assets during the third quarter of 1998. Estimated net proved reserves associated with these properties totaled approximately 329.0 Bcfe (unaudited) at January 1, 1999.

   During the third quarter of 1998, the Company sold its 100% working interest in the Sansinena field in California for proceeds of $4.2 million, and recorded a gain on the sale of $4.1 million. During the first quarter of 1998, the Company sold its 100% working interest in the Coke field in Chapel Hill, Texas for proceeds of $1.9 million, and recorded a $1.7 million gain on this sale.

                             NUEVO ENERGY COMPANY

5. OUTSOURCING SERVICES

   Torch Energy Advisors Incorporated ("Torch"), the Company's outside service provider, is primarily in the business of providing management and advisory services relating to oil and gas assets for institutional and public investors and maintains a large technical, operating, accounting and administrative staff.

   In early 1999, Nuevo signed new outsourcing agreements with Torch and its subsidiaries, effective January 1, 1999, to provide the following services: (i) oil and gas administration (accounting, information technology and land administration); (ii) human resources; (iii) corporate administration (legal, graphics, support, and corporate insurance); (iv) crude oil marketing; (v) natural gas marketing; (vi) land leasing, and (vii) field operations. Each of the new agreements is stand alone, with different terms ranging from one to four years. In addition, the Company executed a Master Services Agreement with Torch, which contains the overall terms and conditions governing each individual service agreement. Several functions that were previously outsourced, such as mergers and acquisitions and internal audit, were brought in-house during 1999. In 2000, Nuevo extended the oil and gas administration agreement, entered into a new field operations agreement and terminated the corporate administration and land leasing agreements. As a result, Nuevo reduced both the staffing requirements and cost structure under the Torch agreements and brought certain professional and other positions in-house.

   The major components of compensation under each Torch agreement are as follows: (i) under the oil and gas administration agreement, Nuevo is charged a monthly base fee which is adjusted upward or downward to reflect the current number and type of properties for which services are provided; (ii) under the human resources agreement, Nuevo is charged a monthly base fee which is adjusted upward or downward to reflect changes in the total number of its employees;
(iii) both the crude oil and natural gas marketing agreements obligate Nuevo to pay a base charge and a variable charge based on the volume of crude oil and natural gas sold or marketed; and (iv) under the field operation agreement, Nuevo is charged a base fee and pays performance based incentive fees related to, among other matters, regulatory compliance and cost control.

   Prior to January 1, 1999, the Company's outsourcing services were governed by an agreement with Torch (the "Torch Agreement") whereby Torch administered certain business activities of the Company for a monthly fee. The Torch Agreement required Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% on the first $250 million of assets and one-twelfth of 1% on assets in excess of $250 million, excluding certain gas plant facilities and cash, plus 2% of monthly operating cash flows (as defined) during the period in which the services were rendered. In addition, the Torch Agreement contained a provision whereby 20% of the overhead fees on Torch operated properties were credited against the monthly fee paid to Torch, as well as a provision whereby the monthly fee was credited for one-twelfth of $900,000. For the years ended December 31, 2000, 1999 and 1998, outsourcing fees paid to Torch amounted to $13.7 million, $14.1 million and $14.5 million, respectively.

   A subsidiary of Torch markets oil, natural gas and natural gas liquids from certain oil and gas properties and gas plants in which the Company owns an interest. In 2000, 1999 and 1998, such marketing fees were $1.8 million, $1.2 million and $2.0 million, respectively.

   Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's fees charged for these activities for the years ended December 31, 2000, 1999 and 1998, were $21.8 million, $25.1 million and $20.5 million, respectively.

6. STOCKHOLDERS' EQUITY

  Common and Preferred Stock

   The Certificate of Incorporation of the Company authorizes the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of Common Stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of

                             NUEVO ENERGY COMPANY
directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends that may be declared. Under the terms of the most restrictive covenant in its indenture for the 9 1/2% Senior Subordinated Notes due 2008 described in Note 8, the Company and its restricted subsidiaries had $20.5 million available for the payment of dividends and share repurchases at December 31, 2000. The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the immediate future.

  EPS Computation

   SFAS No. 128, "Earnings per Share", requires a reconciliation of the numerator (income) and denominator (shares) of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In 1999 and 1998, weighted average shares held by benefit trust of 64,000 and 42,000, respectively, are not included in the calculation of diluted loss per share due to their anti-dilutive effect. In 1998, weighted average potential dilutive common shares of 331,000 are not included in the calculation of diluted loss per share due to their anti-dilutive effect. The Company's reconciliation is as follows (amounts in thousands):

                                                                For the Year Ended December 31,
                                                  ------------------------------------------------------------
                                                          2000                1999                  1998
                                                  ------------------   -----------------   -------------------
                                                  Income      Shares   Income     Shares   Loss         Shares
                                                  --------    ------   --------   ------   ---------    ------
Earnings (loss) before cumulative effect per
 Common share -- Basic.........................    $12,431    17,447    $31,442   19,353    $(94,272)   19,753
Effect of dilutive securities:
Stock options..................................         --       335         --      154          --        --
Shares held by Benefit Trust...................       (152)      159         --       --          --        --
                                                   -------    ------    -------   ------    --------    ------
Earnings (loss) before cumulative effect per
 Common share -- Diluted.......................    $12,279    17,941    $31,442   19,507    $(94,272)   19,753
                                                   =======    ======    =======   ======    ========    ======

  Treasury Stock Repurchases

     Since December 1997, the Board of Directors of the Company authorized the open market repurchase of up to 4,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management. During 2000, the Company repurchased 1,482,000 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.67 per share. During 1999, the Company repurchased 1,999,100 shares of its Common Stock in open market transactions at an average purchase price, including commissions, of $16.50 per share. No Common Stock was repurchased during 1998. As of March 22, 2001, the Company had repurchased 3,608,900 shares, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

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

                             NUEVO ENERGY COMPANY

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

  Executive Compensation Plan

   During July 1997, the Board of Directors of the Company adopted a plan to encourage senior executives to personally invest in the stock of the Company, and to regularly review executives' ownership versus targeted ownership objectives. These incentives include a deferred compensation plan (the "Plan") that gives key executives the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. Stock acquired at a discount will be held in a benefit trust and will be restricted for a two-year period. The stock held in the benefit trust (174,904 shares, 75,904 shares and 47,759 shares at December 31, 2000, 1999 and 1998, respectively) is accounted for as a liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense.
The Company recorded a net benefit of $0.1 million in 2000 related to deferred compensation, total expenses of $1.7 million in 1999, and a net benefit of $0.6 million in 1998. The Plan does not permit investment in a diversified equity portfolio until and unless targeted levels of Common Stock ownership in the Company are achieved and maintained. Target levels of ownership are based on multiples of base salary and are administered by the Compensation Committee of the Board of Directors. Upon withdrawal from the Plan, the obligation to the employee can be settled by the Company in cash or Common Stock, at the option of the employee. The Plan applies to certain highly compensated employees and all executives at a level of Vice-President and above.

  Director Compensation

  In May 1999, the Compensation Committee of the Board of Directors implemented changes to the compensation of the Company's non-employee directors. Non-employee directors may elect to receive all or part of the annual cash retainer of $30,000 in restricted shares of the Company's Common Stock at a 33% increase in value. The election must be made in increments of 25% ($7,500). Therefore, for each $7,500 of compensation for which the election is exercised, the director would receive $9,975 in restricted stock. Each non-employee director also receives a semi-annual grant of 1,750 ten-year options to purchase the Company's Common Stock at the market price of the stock on the date of the grant. Non-employee directors also receive a semi-annual grant of 1,250 restricted shares of the Company's common stock. All restricted shares are subject to a three-year restricted period. Directors have the option of deferring delivery of restricted shares beyond the three-year period.

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

   The total maximum number of shares subject to options under the Stock Incentive Plans is 5,000,000 shares. Options are granted under the Stock Incentive Plans on the basis of the optionee's contribution to the Company. No option may exceed a term of more than ten years. Options granted under the Stock Incentive Plans may be either incentive stock options or options that do not qualify as incentive stock options. The Company's Compensation Committee is authorized to designate the recipients of options, the dates of grants, the number of shares subject to options, the option price, the terms of payment upon exercise of the options, and the time during

                             NUEVO ENERGY COMPANY
which the options may be exercised. Options granted are exercisable, in full, six months following the date of the grant. Options vest over a three-year period for officers of the Company who have not met the ownership target set out under the Targeted Stock Ownership Plan.

   A summary of activity in the stock option plans during the three years ended 1999 is set forth below:

                                                                                             Weighted-
                                                                                              Average
                                                                    Options               Exercise Price
                                                               ------------------        -----------------
Outstanding at January 1, 1998..............................           2,089,463                    $30.61
  Granted...................................................           1,124,800 *                  $16.27
  Exercised.................................................             (70,925)                   $18.35
  Canceled..................................................            (466,975)*                  $36.19
                                                                       ---------
Outstanding at December 31, 1998............................           2,676,363                    $23.94
  Granted...................................................             481,225                    $16.02
  Exercised.................................................            (128,909)                   $14.16
  Canceled..................................................            (411,500)                   $25.52
                                                                       ---------
Outstanding at December 31, 1999............................           2,617,179                    $22.72
  Granted...................................................             419,189                    $15.69
  Exercised.................................................            (182,925)                   $13.40
  Canceled..................................................             (80,525)                   $34.18
                                                                       ---------
Outstanding at December 31, 2000............................           2,772,918                    $21.94
                                                                       =========

* Reflects the cancellation and re-issuance of 401,850 non-executive employee stock options on December 14, 1998.

   The Company had options exercisable of 2,361,979 (weighted average exercise price of $23.04), 2,202,454 (weighted average exercise price of $24.00), and 1,756,263 (weighted average exercise price of $29.44) at December 31, 2000, 1999 and 1998, respectively. Detail of stock options outstanding and options exercisable at December 31, 2000 follows:


                                                        Outstanding                               Exercisable
                                      ------------------------------------------------   -----------------------------
                                                         Weighted-         Weighted-                       Weighted-
                                                          Average           Average                         Average
                                                         Remaining         Exercise                        Exercise
     Range of Exercise Prices            Number         Life (Years)         Price          Number           Price
-----------------------------------   -------------   ----------------   -------------   -------------   -------------
$10.31 to $15.06...................         760,013              8.36           $12.21         577,325          $11.30
$15.50 to $19.63...................         982,205              7.14           $16.67         753,954          $16.82
$20.38 to $29.88...................         430,700              6.10           $23.44         430,700          $23.44
$34.00 to $47.88...................         600,000              6.66           $41.84         600,000          $41.84
                                          ---------                                          ---------
  Total............................       2,772,918                                          2,361,979
                                          =========                                          =========

   The weighted-average fair value of options granted during 2000, 1999 and 1998, was $10.87, $11.38 and $7.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 112% in 2000, 55.7% in 1999 and 50.9% in 1998; risk free interest of 5% in 2000, 6% in 1999 and 5% in 1998, and average expected option lives of three years in 2000 and five years in 1999 and 1998. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                                                          Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                    2000           1999            1998
                                                                                  -------         -------       ---------
Net income (loss)........................................       As reported       $11,635         $31,442       $ (94,272)
                                                                Pro forma         $ 6,740         $24,673       $(103,434)
Earnings (loss) per Common share -- Basic................       As reported       $  0.67         $  1.62       $   (4.77)
                                                                Pro forma         $  0.39         $  1.27       $   (5.24)
Earnings (loss) per Common share -- Diluted..............       As reported       $  0.64         $  1.61       $   (4.77)
                                                                Pro forma         $  0.38         $  1.26       $   (5.24)

                             NUEVO ENERGY COMPANY

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

8. LONG-TERM DEBT

   Long-term debt is comprised of the following at December 31, 2000 and 1999 (amounts in thousands):

                                                                                        2000               1999
                                                                                      --------           --------
9 3/8% Senior Subordinated Notes due 2010 (a)..............................           $150,000           $     --
9  1/2 % Senior Subordinated Notes due 2008 (b)............................            257,310            257,310
9  1/2 % Senior Subordinated Notes due 2006 (b) (c)........................              2,417              2,440
OPIC credit facility (at 5.8% at December 31, 1999, plus a guaranty fee of
 2.75%) (d)................................................................                 --                750

Bank credit facility (at 7.13% at December 31, 1999) (e)...................                 --             81,000
                                                                                      --------           --------
   Total debt..............................................................            409,727            341,500
Less current maturities....................................................                 --               (750)
                                                                                      --------           --------
Long-term debt.............................................................           $409,727           $340,750
                                                                                      ========           ========

_______

(a) On September 26, 2000, the Company issued $150.0 million of 9 3/8% Senior Subordinated Notes due September 15, 2010 ("9 3/8% Notes"). Interest on the 9 3/8% Notes accrues at the rate of 9 3/8% per annum and is payable semi-annually in arrears on April 1 and October 1. The 9 3/8% Notes are redeemable, in whole or in part, at the option of the Company, on or after October 1, 2005, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 3/8% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds from asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. If a subsidiary of the Company guarantees other subordinated indebtedness of the Company, the subsidiary must also guarantee the 9 3/8% Notes. Currently, none of the Company's subsidiaries guarantees subordinated indebtedness of the Company. The 9 3/8% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9 3/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

(b) In July 1999, the Company authorized a new issuance of $260.0 million of 9 1/2% Senior Subordinated Notes due June 1, 2008 ("9 1/2% Notes"). The Company offered to exchange the new notes for its outstanding $160.0 million of 9 1/2% Senior Subordinated Notes due 2006 ("Old 9 1/2% Notes") and $100.0 million of 8 7/8% Senior Subordinated Notes due 2008 ("8 7/8 % Notes"). In August 1999, the Company received tenders to exchange $157.
     5 million of its Old 9 1/2% Notes and $99. 9 million of the 8 7/8% Notes. In connection with

                             NUEVO ENERGY COMPANY
     the exchange offers, the Company solicited consents to proposed amendments to the indentures under which the old notes were issued. These amendments streamline the Company's covenant structure and provide the Company with additional flexibility to pursue its operating strategy. The exchange was accounted for as a debt modification. As such, the consideration that the Company paid to the holders of the Old 9 1/2% Notes who tendered in the exchange offer (equal to 3% of the outstanding principal amount of the Old 9 1/2% Notes exchanged, or $4.7 million) was accounted for as deferred financing costs. Also in connection with this exchange offer, the Company incurred a total of $3.1 million in third-party fees during the third and fourth quarters of 1999, which are included in other expense.

     Interest on the 9 1/2% Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually in arrears on June 1 and December 1. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company, on or after June 1, 2003, under certain conditions. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9 1/2% Notes. The indenture contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit restricted payments, limit issuances and sales of capital stock by restricted subsidiaries, limit dispositions of proceeds from asset sales, limit dividends and other payment restrictions affecting restricted subsidiaries, and restrict mergers, consolidations or sales of assets. The 9 1/2% Notes are not currently guaranteed by Nuevo's subsidiaries but are required to be guaranteed by any subsidiary that guarantees pari passu or subordinated indebtedness. Currently, none of the Company's subsidiaries guarantees subordinated indebtedness of the Company. The 9 1/2% Notes are unsecured general obligations of the Company, and are subordinated in right of payment to all existing and future senior indebtedness of the Company. In the event of a defined change in control, the Company will be required to make an offer to repurchase all outstanding 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

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

(d) In February 1995, in connection with the purchase of the stock of Amoco Congo Production Company, the Company negotiated with the Overseas Private Investment Corporation ("OPIC") and an agent bank for a non-recourse credit facility in the amount of $25.0 million. The security for such facility is the assets and stock of the Nuevo Congo Company ("NCC"). The credit facility expired in June 1999. The initial drawdown on the facility was $8.8 million to finance a portion of the purchase price. A portion of the remaining outstanding commitment, $6.0 million, was drawn down in January 1996 to fund the first phase of the development drilling program in the Congo. The loan agreement required a sixteen-quarter repayment period and was fully paid in April 2000.

(e) Nuevo's Third Amended and Restated Credit Agreement, (the "Credit Agreement"), dated June 7, 2000, provides for secured revolving credit availability of up to $410.0 million (subject to a semi-annual borrowing base determination) from a bank group led by Bank of America, N.A., Bank One, NA, and Bank of Montreal until its expiration on June 7, 2005.

    The borrowing base is subject to a semi-annual borrowing base determination within 60 days following March 1 and August 15 of each year. The borrowing base determination establishes the maximum borrowings that may be outstanding under the credit facility, and is determined by a 60% vote of the banks (two-thirds in the event of an increase in the borrowing base), each of which bases its judgement on: (i) the present value of the

                             NUEVO ENERGY COMPANY

  Company's oil and gas reserves based on its own assumptions regarding future prices, production, costs, risk factors and discount rates, and (ii) on projected cash flow coverage ratios calculated under varying scenarios. If amounts outstanding under the credit facility exceed the borrowing base, as redetermined from time to time, the Company would be required to repay such excess over a defined period of time. As of December 31, 2000, the Company's borrowing base was $225.0 million. There were no outstanding borrowings under this facility at December 31, 2000.

  Amounts outstanding under the credit facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an amount which increases as borrowing base utilization increases.

  The Credit Agreement has customary covenants including, but not limited to, covenants with respect to the following matters: (i) limitations on certain restricted payments and investments; (ii) limitations on guarantees and indebtedness; (iii) limitations on prepayments of subordinated and certain other indebtedness; (iv) limitations on mergers and consolidations, on certain types of acquisitions and on the issuance of certain securities by subsidiaries; (v) limitations on liens; (vi) limitations on sales of properties; (vii) limitations on transactions with affiliates; (viii) limitations on derivative contracts; and (ix) limitations on debt in subsidiaries. The Company is also required to maintain certain financial ratios and conditions, including without limitation an EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) to fixed charge coverage ratio and a funded debt to capitalization ratio. The Company was in compliance with all covenants of the Credit Agreement at December 31, 2000, and does not anticipate any issues of non-compliance arising in the foreseeable future.

  The amount of scheduled debt maturities during the next five years and thereafter is as follows (amounts in thousands):

       2001.........................................  $      --
       2002.........................................         --
       2003.........................................         --
       2004.........................................         --
       2005.........................................         --
       Thereafter...................................    409,727
                                                      ---------
           Total debt...............................  $ 409,727
                                                      =========

  Based upon the quoted market price, the fair value of the 9 3/8% Notes was estimated to be $150.0 million at December 31, 2000; the fair value of the 9 1/2% Notes was estimated to be $260.4 million and $254.6 million at December 31, 2000 and 1999, respectively; and the fair value of the Old 9 1/2% Notes was estimated to be $2.5 million and $2.4 million at December 31, 2000 and 1999, respectively. For the OPIC credit facility and other debt, for which no quoted prices are available, management believes the carrying value of the debt materially represents the fair value of the debt at December 31, 1999.

9. Income Taxes

  Income tax expense (benefit) is summarized as follows (amounts in thousands):

                                                                                    Year Ended December 31,
                                                                       ---------------------------------------------------
                                                                        2000                 1999                  1998
                                                                       ------               -------              --------
Current
 Federal................................................               $ (371)              $ 1,012              $   (105)
 State..................................................                   --                   188                    --
                                                                       ------               -------              --------
                                                                         (371)                1,200                  (105)
                                                                       ------               -------              --------

Deferred
  Federal...............................................                7,102                (8,457)              (24,172)
  State.................................................                1,661                 1,898                (8,348)
                                                                       ------               -------              --------
                                                                        8,763                (6,559)              (32,520)
                                                                       ------               -------              --------
   Total income tax expense (benefit)...................               $8,392               $(5,359)             $(32,625)
                                                                       ======               =======              ========

                             NUEVO ENERGY COMPANY

  Also for the year ended December 31, 2000, the Company recorded a tax benefit of $537,000 related to a cumulative effect of a change in accounting principle (see Note 2).

  A deferred tax benefit related to the exercise of employee stock options of approximately $0.5 million and $0.2 million was allocated directly to additional paid-in capital in 2000 and 1999, respectively.

  Total income tax expense (benefit) differs from the amount computed by applying the federal income tax rate to income (loss) before income taxes and cumulative effect. The reasons for these differences are as follows:


                                                                                            Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                 2000                 1999                 1998
                                                                                -----               ------               ------
Statutory federal income tax rate................................               35.0 %               35.0 %              (35.0)%
(Decrease) increase in tax rate resulting from:
  State income taxes, net of federal benefit.....................                 5.2                  5.2                 (4.3)
     (Decrease) increase in valuation allowance..................                  --                (60.8)                13.4
     Nondeductible travel and entertainment and other............                 0.1                  0.1                  0.2
                                                                                -----               ------               ------
                                                                                40.3 %              (20.5)%              (25.7)%
                                                                                =====               ======               ======

  The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities and a description of the financial statement items creating these differences are as follows (amounts in thousands):

                                                                               As of December 31,
                                                                      ---------------------------------
                                                                              2000                1999
                                                                          --------            --------
       Net operating loss carryforwards.......................            $ 51,033            $ 41,814
       Alternative minimum tax credit carryforwards...........               1,704               2,066
       Capital loss carryforwards.............................                  --               2,426
                                                                          --------            --------
         Total deferred income tax assets.....................              52,737              46,306
         Less: valuation allowance............................              (1,777)             (1,777)
                                                                          --------            --------
         Net deferred income tax assets.......................              50,960              44,529
                                                                          --------            --------
       Property and equipment.................................             (31,338)            (19,881)
       Equity in foreign subsidiaries.........................              (1,684)                 --
       State income taxes.....................................              (1,656)               (643)
                                                                          --------            --------
         Total deferred income tax liabilities................             (34,678)            (20,524)
                                                                          --------            --------
       Net deferred income tax asset..........................            $ 16,282            $ 24,005
                                                                          ========            ========

  At December 31, 2000, the Company had a net operating loss carryforward for regular tax of approximately $146.0 million, which will begin expiring in 2018. The alternative minimum tax credit carryforward of $1.7 million does not expire and may be applied to reduce regular income tax to an amount not less than the alternative minimum tax payable in any one year. At December 31, 1998, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized and the valuation allowance was increased by $16.9 million to a total valuation allowance of $17.6 million. At December 31, 1999, however, the Company determined that it was more likely than not that most of the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices at year-end 1999, and the valuation allowance was decreased by $15.9 million to a total valuation allowance of $1.8 million. The decrease in the valuation allowance was accounted for as a reduction in 1999 deferred income tax expense.

                             NUEVO ENERGY COMPANY

10. INDUSTRY SEGMENT INFORMATION

  The Company's operations are concentrated primarily in two segments: exploration and production of oil and natural gas, and gas plant and other facilities.

                                                                                          As of and For the Year Ended
                                                                                                  December 31,
                                                                             -------------------------------------------------------
                                                                                  2000                 1999                  1998
                                                                                --------             --------             ---------
                                                                                             (Amounts in thousands)
Sales to unaffiliated customers:
  Oil and gas -- Domestic...........................................            $290,774             $211,647             $ 226,865
  Oil and gas -- Foreign............................................              40,881               30,627                15,810
                                                                                --------             --------             ---------
  Total sales.......................................................             331,655              242,274               242,675
  Gain on sale of assets, net.......................................                 657               85,294                 5,768
  Interest and other income.........................................               4,293                4,667                 4,260
                                                                                --------             --------             ---------
  Total revenues....................................................            $336,605             $332,235             $ 252,703
                                                                                ========             ========             =========

Operating profit (loss) before income taxes:
  Oil and gas -- Domestic (1).......................................            $ 84,747             $ 97,948             $ (46,418)
  Oil and gas -- Foreign............................................              14,899                5,208               (12,849)
                                                                                --------             --------             ---------
                                                                                  99,646              103,156               (59,267)
  Unallocated corporate expenses....................................              34,738               37,350                28,546
  Interest expense..................................................              37,472               33,110                32,471
  Dividends on TECONS...............................................               6,613                6,613                 6,613
                                                                                --------             --------             ---------
  Operating profit (loss) before income taxes.......................            $ 20,823             $ 26,083             $(126,897)
                                                                                ========             ========             =========

Identifiable assets:
  Oil and gas -- Domestic...........................................            $613,658             $566,256             $ 748,695
  Oil and gas -- Foreign............................................             103,204               82,074                40,700
  Gas plant and other facilities....................................              11,455               12,297                14,893
                                                                                --------             --------             ---------
                                                                                 728,317              660,627               804,288
 Corporate assets, investments and other............................             119,707               99,403                13,397
                                                                                --------             --------             ---------
  Total.............................................................            $848,024             $760,030             $ 817,685
                                                                                ========             ========             =========

Capital expenditures:
  Oil and gas -- Domestic...........................................            $101,773             $106,071             $ 132,776
  Oil and gas -- Foreign............................................              11,694               24,570                30,498
                                                                                --------             --------             ---------
   Oil and gas capital expenditures.................................             113,467              130,641               163,274
  Less: Geological & geophysical, delay rentals and other expenses..              (9,047)              (4,722)               (5,922)
                                                                                --------             --------             ---------
   Additions to oil and gas properties per Statement of Cash Flows..            $104,420             $125,919             $ 157,352
                                                                                ========             ========             =========
  Gas plant and other facilities....................................            $  3,388             $ 10,247             $   2,813
                                                                                ========             ========             =========

Depreciation, depletion and amortization:
  Oil and gas -- Domestic...........................................            $ 57,819             $ 70,024             $  78,555
  Oil and gas -- Foreign............................................               8,085                9,177                 4,971
  Gas plant and other facilities....................................                 512                  666                   812
 Corporate..........................................................                 954                  785                   698
                                                                                --------             --------             ---------
                                                                                $ 67,370             $ 80,652             $  85,036
                                                                                ========             ========             =========

(1)   Includes gain on sale of the East Texas natural gas asset of $80.2 million for the year ended 1999.


Credit Risks due to Certain Concentrations

     In 2000, 1999 and 1998, the Company had one customer that accounted for 84%, 79%, and 60% of oil and gas revenues, respectively. In 2000, 1999 and 1998, the Company had another customer that accounted for 11%, 12% and 10% of oil and gas revenues, respectively.

                             NUEVO ENERGY COMPANY

     In February 2000, the Company entered into a 15-year contract, effective January 1, 2000, to sell substantially all of its current and future California crude oil production to Tosco Corporation. The contract provides pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that Nuevo produces in California. Therefore, the actual price received as a percentage of NYMEX will vary with the Company's production mix. Based on the Company's current production mix, the price received by Nuevo for its California production is expected to average approximately 72% of WTI. While the contract does not reduce the Company's exposure to price volatility, it does effectively eliminate the basis differential risk between the NYMEX price and the field price of the Company's California oil production. The Tosco contract permits the Company under certain circumstances to separately market up to ten percent of its California crude production. The Company exercised this right and, effective January 1, 2001, began selling 5,000 BOPD of its San Joaquin Valley oil production to a third party under a one-year contract containing NYMEX pricing.

11. CONTINGENCIES AND OTHER MATTERS

  In August 1996, the Company had been named as a defendant in Gloria Garcia Lopez and Husband, Hector S. Lopez, Individually, and as successors to Galo Land & Cattle Company v. Mobil Producing Texas & New Mexico, et al. in the 79th Judicial District Court of Brooks County, Texas. On June 9, 2000, the parties entered into a memorandum of settlement agreement, pursuant to which the lawsuit was dismissed, the defendants paid the plaintiffs $12.0 million and the lease agreement was amended. Nuevo's working interest in these properties is 20%, and its share of the settlement payment was approximately $2.4 million.

  On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

  In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean- up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. The Company incurred clean-up and repair costs of $ 0.3 million, $0.5 million, and $2.4 million during 2000, 1999, and 1998, respectively. As of December 31, 2000, the Company had received insurance reimbursements of $4.1 million, with a remaining insurance receivable of $1.3 million. For amounts not covered by insurance, including the

                             NUEVO ENERGY COMPANY

$120,000 deductible, the Company recorded lease operating expenses of $0.4 million and $0.5 million during 1999 and 1998, respectively. No such expenses were recorded in 2000. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company accrued $0.7 million as of December 31, 2000, as a receivable and payable. The Company also has exposure to costs that may not be recoverable from insurance, including certain fines, penalties, and damages. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

  In connection with their respective February 1995 acquisitions of two subsidiaries (each a "Congo subsidiary") owning interests in the Yombo field offshore Congo, the Company and a wholly-owned subsidiary of CMS NOMECO Oil & Gas Co. ("CMS") agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, the Company and CMS may be liable to the seller for the recapture of dual consolidated losses (net operating losses of any domestic corporation that are subject to an income tax of a foreign country without regard to the source of its income or on a residence basis) utilized by the seller in years prior to the acquisitions if certain triggering events occur, including (i) a disposition by either the Company or CMS of its respective Congo subsidiary, (ii) either Congo subsidiary's sale of its interest in the Yombo field, (iii) the acquisition of the Company or CMS by another consolidated group or (iv) the failure of the Company or CMS's Congo subsidiary to continue as a member of its respective consolidated group. A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for US income tax purposes. The Company and CMS have agreed among themselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. The Company's potential direct liability could be as much as $42.5 million if a triggering event with respect to the Company occurs. Additionally, the Company believes that CMS's liability (for which the Company would be jointly liable with an indemnification right against CMS) could be as much as $61.0 million. The Company does not expect a triggering event to occur with respect to it or CMS and does not believe the agreement will have a material adverse effect upon the Company.

  During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on the Company's operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on the Company and its operations in the Congo in the future.

12.  FINANCIAL INSTRUMENTS

  The Company follows formal policies regarding the management of oil price risk to ensure the Company's ability to optimally manage its portfolio of investment opportunities. To accomplish this, the policy requires that derivative financial instruments must be entered into at least 18 months in advance of the effective period. To the

                             NUEVO ENERGY COMPANY
extent that future markets over a forward 18 month period are significantly higher than long term norms, the Company will hedge as much of its production as is necessary to meet its policy goals for that period.

  For 2001, the Company has entered into swap arrangements on 26,000 BOPD for the first quarter at an average WTI price of $19.52, for the second quarter on 25,000 BOPD at an average WTI price of $19.54, for the third quarter on 20,000 BOPD at an average WTI price of $21.22, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. Subsequent to December 31, 2000, the Company entered into swaps on an additional 1,200 BOPD for the second quarter, bringing the total to 26,200 BOPD at an average price of $19.84 per barrel. On a physical volume basis, these hedges cover 47% of the Company's estimated 2001 oil production. At December 31, 2000, the market value of the swaps in place for 2001was a loss of $35.1 million.

  For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per barrel. For the remainder of 2002, the Company purchased put options with a strike price of $22.00 per barrel WTI, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. At December 31, 2000, the market value of these hedge positions is a gain of $8.3 million. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

Determination of Fair Values of Financial Instruments

  Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 2000 and 1999.

                                                                 December 31, 2000                  December 31, 1999
                                                          --------------------------------   --------------------------------
                                                             Carrying        Approximate        Carrying        Approximate
                                                              Value          Fair Value          Value          Fair Value
                                                          --------------   ---------------   --------------   ---------------
Other investments......................................         $     78         $     78          $     78         $     78
Derivative Instruments:
     Option premium....................................            5,595           11,088                --               --
       Commodity price swaps...........................               --          (32,253)               --          (35,244)
Long-term debt (see Note 8)............................          409,727          412,823           340,750          337,972
TECONS.................................................          115,000           60,950           115,000           62,675

13. CONTINGENT PAYMENT AND PRICE SHARING AGREEMENTS

  In connection with the acquisition from Unocal in 1996 of the properties located in California, the Company is obligated to make a contingent payment for the years 1998 through 2004 if oil prices exceed thresholds set forth in the agreement with Unocal. Any contingent payment will be accounted for as a purchase price adjustment to oil and gas properties. The contingent payment will equal 50% of the difference between the actual average annual price received on a field-by-field basis (capped by a maximum price) and a minimum price, less ad valorem and production taxes, multiplied by the actual number of barrels of oil sold that are produced from the properties acquired from Unocal during the respective year. The minimum price of $17.75 per Bbl under the agreement (determined based on the near month delivery of WTI crude oil on the NYMEX) is escalated at 3% per year and the maximum price of $21.75 per Bbl on the NYMEX is escalated at 3% per year. Minimum and maximum prices are reduced to reflect the field level price by subtracting a fixed differential established for each field. The reduction was established at approximately the differential between actual sales prices and NYMEX prices in effect in 1995 ($4.34 per Bbl weighted average for all the properties acquired from Unocal). The Company accumulates credits to offset the contingent payment when prices are $.50 per Bbl or more below the minimum price. The Company computes this calculation annually and had accumulated $8.5 million in price credits as of December 31, 2000, which will be used to reduce future amounts owed under the contingent payment. There is no value attributable to this credit other than to offset future payments. At the end of 2004, if the Company still maintains a credit position with respect to this agreement, the credit will expire worthless. As of December 31, 2000, the Company had never been obligated to make a payment to Unocal under the terms of the agreement.

                             NUEVO ENERGY COMPANY

However, a continuation of higher than normal oil price realizations is expected to trigger payments under this agreement beginning in March of 2002.

  In connection with the acquisition of the Congo properties in 1995, the Company entered into a price sharing agreement with the seller. There is no termination date associated with this agreement. Under the terms of the agreement, if the average price received for the oil production during the year is greater than the benchmark price established by the agreement, then the Company is obligated to pay the seller 50% of the difference between the benchmark price and the actual price received, for all the barrels associated with this acquisition. The benchmark price for 1999 was $14.79 per Bbl, and the benchmark price for 2000 was $15.19 per Bbl The benchmark price increases each year, based on the increase in the Consumer Price Index. For 2000, the effect of this agreement was that Nuevo only owned upside above $15.19 per Bbl on approximately 56% of its Congo production. In 2000, the Company was obligated to pay the seller $5.4 million pursuant to this price sharing agreement. This obligation was accounted for as a reduction in oil revenues. No such payments were due in 1998 or 1999.

  The Company acquired a 12% working interest in the Point Pedernales oil field from Unocal in 1994 and the remainder of its 80.3 % working interest from Torch in 1996. The Company is entitled to all revenue proceeds up to $9.00 per Bbl, with the excess revenue over $9.00 per Bbl, if any, shared among the Company and the original owners from whom Torch acquired its interest. Amounts below $9.00 per Bbl are owned by the Company and the other working interest owners based on their respective ownership interests. For 2000, the effect of this agreement is that Nuevo was entitled to receive the pricing upside above $9.00 per Bbl on approximately 34% of the gross Point Pedernales production. As of December 31, 2000, the Company had $581,000 accrued as its obligation under this agreement. As of December 31, 1999, the Company had $5.1 million accrued as its obligation under this agreement, which was paid in the first quarter of 2000.

14.   SUPPLEMENTAL INFORMATION - (UNAUDITED)

  Oil and Gas Producing Activities:

  Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production as of December 31, 2000 are based primarily on reserve reports prepared by the independent petroleum engineering firm of Ryder Scott Company. Reserve quantities and future production for previous years are based primarily upon reserve reports prepared by Ryder Scott Company. These estimates are inherently imprecise and subject to substantial revision.

  Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids ("NGL") were made in accordance with SFAS
No. 69, "Disclosures about Oil and Gas Producing Activities". The estimates are based on realized prices at year-end 2000, of $19.51 per Bbl and $13.94 per Mcf, and are adjusted for the effects of contractual agreements with Unocal and Amoco in connection with the California and Congo property acquisitions (see Note 13). Natural gas prices were unusually high at December 31, 2000. Natural gas costs are a significant component of the Company's thermal operating costs in California. As such, the unusually high prices at year-end 2000 had an unfavorable effect on the Company's reserves for its thermal oil producing properties.

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

                             NUEVO ENERGY COMPANY

Costs incurred (amounts in thousands)-

  The following table sets forth the costs incurred in property acquisition and development activities:

                                                                                             Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                  2000                1999                1998
                                                                                --------            --------            --------
Domestic
Property acquisition:
 Proved properties..................................................            $    --             $ 62,300            $    200
 Unproved properties................................................               4,892                 520               1,320
Exploration.........................................................               5,591               4,973              26,706
Development (1):
 Proved reserves....................................................              79,857              35,372             102,025
 Unproved reserves..................................................              11,433               2,906               2,525
                                                                                --------            --------            --------
                                                                                $101,773            $106,071            $132,776
                                                                                ========            ========            ========

FOREIGN
Property acquisition:
 Proved properties..................................................            $     --            $     --            $  7,809
 Unproved properties................................................                 479                 424               1,404
Exploration.........................................................               6,467               3,742               9,204
Development:
 Proved reserves....................................................               4,406              20,404              10,808
 Unproved reserves..................................................                 342                  --               1,273
                                                                                --------            --------            --------
                                                                                $ 11,694            $ 24,570            $ 30,498
                                                                                ========            ========            ========

Total
Property acquisition:
 Proved properties..................................................            $     --            $ 62,300            $  8,009
 Unproved properties................................................               5,371                 944               2,724
Exploration.........................................................              12,058               8,715              35,910
Development:
 Proved reserves....................................................              84,263              55,776             112,833
 Unproved reserves..................................................              11,775               2,906               3,798
                                                                                --------            --------            --------
                                                                                $113,467            $130,641            $163,274
                                                                                ========            ========            ========

(1)  Includes capitalized interest directly related to development activities of $0.3 million in 1999 and $0.6 million in 1998.

                             NUEVO ENERGY COMPANY

Capitalized costs (amounts in thousands)-

The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                                                                As of December 31,
                                                                               -----------------------------------------------------
                                                                                  2000                  1999                1998
                                                                               ----------            ----------           ---------
Domestic
Proved properties...................................................           $  986,889            $  898,032           $ 877,230
Unproved properties.................................................               25,341                21,755              20,984
                                                                               ----------            ----------           ---------
 Total capitalized costs............................................            1,012,230               919,787             898,214
 Accumulated depreciation, depletion and amortization...............             (461,225)             (403,727)           (401,139)
                                                                               ----------            ----------           ---------
  Net capitalized costs.............................................           $  551,005            $  516,060           $ 497,075
                                                                               ==========            ==========           =========

FOREIGN
Proved properties...................................................           $   84,558            $   80,374           $  59,774
Unproved properties.................................................                5,445                 2,618               1,360
                                                                               ----------            ----------           ---------
 Total capitalized costs............................................               90,003                82,992              61,134
 Accumulated depreciation, depletion and amortization...............              (29,008)              (20,901)            (11,724)
                                                                               ----------            ----------           ---------
  Net capitalized costs.............................................           $   60,995            $   62,091           $  49,410
                                                                               ==========            ==========           =========

TOTAL
Proved properties...................................................           $1,071,447            $  978,406           $ 937,004
Unproved properties.................................................               30,786                24,373              22,344
                                                                               ----------            ----------           ---------
 Total capitalized costs............................................            1,102,233             1,002,779             959,348
 Accumulated depreciation, depletion and amortization...............             (490,233)             (424,628)           (412,863)
                                                                               ----------            ----------           ---------
  Net capitalized costs.............................................           $  612,000            $  578,151           $ 546,485
                                                                               ==========            ==========           =========

                             NUEVO ENERGY COMPANY

Results of operations for producing activities (amounts in thousands) --

                                                                                            Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                  2000                 1999                 1998
                                                                               ---------            ---------            ---------
Domestic
Revenues from oil and gas producing activities......................           $ 290,774            $ 211,647            $ 226,865
Production costs....................................................            (142,850)            (117,680)            (126,018)
Exploration costs...................................................              (5,503)             (10,643)              (5,137)
Depreciation, depletion and amortization............................             (57,819)             (70,024)             (78,555)
Provision for impairment of oil and gas properties..................                  --                   --              (68,529)
Income tax (provision) benefit......................................             (34,096)              (2,727)              13,374
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $  50,506            $  10,573            $ (38,000)
                                                                               =========            =========            =========
FOREIGN
Revenues from oil and gas producing activities......................           $  40,881            $  30,627            $  15,810
Production costs....................................................             (13,626)             (12,869)             (11,888)
Exploration costs...................................................              (4,271)              (3,374)             (11,425)
Depreciation, depletion and amortization............................              (8,085)              (9,177)              (4,971)
Provision for impairment of oil and gas properties..................                  --                   --                 (375)
Income tax (provision) benefit......................................              (6,005)              (1,067)               3,174
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $   8,894           $   4,140            $  (9,675)
                                                                               =========           =========            =========

TOTAL
Revenues from oil and gas producing activities......................           $ 331,655            $ 242,274            $ 242,675
Production costs....................................................            (156,476)            (130,549)            (137,906)
Exploration costs...................................................              (9,774)             (14,017)             (16,562)
Depreciation, depletion and amortization............................             (65,904)             (79,201)             (83,526)
Provision for impairment of oil and gas properties..................                  --                   --              (68,904)
Income tax (provision) benefit......................................             (40,101)              (3,794)              16,548
                                                                               ---------            ---------            ---------
Results of operations from producing activities (excluding
 corporate overhead and interest costs).............................           $  59,400            $  14,713            $ (47,675)
                                                                               =========            =========            =========


                             NUEVO ENERGY COMPANY

The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                                  Year Ended December 31,
                                              ---------------------------------------------------------------
                                                    2000                   1999                  1998
                                              -----------------     -------------------    ------------------
                                               Oil*       Gas        Oil*       Gas         Oil*       Gas
                                              (Mbbl)     (Mmcf)     (Mbbl)     (Mmcf)      (Mbbl)     (Mmcf)
                                              -------    -------    -------    --------    -------    -------
DOMESTIC
Proved reserves at beginning of year.......   239,190    145,125    164,300     403,256    202,771    390,691
Revisions of previous estimates............   (40,340)    20,740     61,168      56,097    (41,399)    (8,953)
Extensions and discoveries.................    15,945     17,678     10,795      11,800     17,694     55,575
Production.................................   (15,591)   (15,215)   (15,892)    (17,620)   (17,345)   (32,521)
Sales of reserves in-place.................    (2,512)    (2,351)   (10,270)   (335,927)    (1,595)    (1,536)
Purchase of reserves in-place..............        --         --     29,089      27,519      4,174         --
                                              -------    -------    -------    --------    -------    -------
Proved reserves at end of year.............   196,692    165,977    239,190     145,125    164,300    403,256
                                              =======    =======    =======    ========    =======    =======
Proved developed reserves--
  Beginning of year........................   174,846    112,204    123,077     308,667    143,486    266,179
                                              =======    =======    =======    ========    =======    =======
  End of year..............................   160,039    122,500    174,846     112,204    123,077    308,667
                                              =======    =======    =======    ========    =======    =======
Foreign
Proved reserves at beginning of year.......    26,048         --     25,841          --     24,493         --
Revisions of previous estimates............    (1,003)        --      2,042          --       (420)        --
Extensions and discoveries.................        --         --         --          --         --         --
Production.................................    (1,843)        --     (1,835)         --     (1,461)        --
Sales of reserves in-place.................        --         --         --          --         --         --
Purchase of reserves in-place..............        --         --         --          --      3,229         --
                                              -------    -------    -------    --------    -------    -------
Proved reserves at end of year.............    23,202         --     26,048          --     25,841         --
                                              =======    =======    =======    ========    =======    =======
Proved developed reserves--
  Beginning of year........................    13,749         --     10,242          --      9,526         --
                                              =======    =======    =======    ========    =======    =======
  End of year..............................    11,013         --     13,749          --     10,242         --
                                              =======    =======    =======    ========    =======    =======
Total
Proved reserves at beginning of year.......   265,238    145,125    190,141     403,256    227,264    390,691
Revisions of previous estimates............   (41,343)    20,740     63,210      56,097    (41,819)    (8,953)
Extensions and discoveries.................    15,945     17,678     10,795      11,800     17,694     55,575
Production.................................   (17,434)   (15,215)   (17,727)    (17,620)   (18,806)   (32,521)
Sales of reserves in-place.................    (2,512)    (2,351)   (10,270)   (335,927)    (1,595)    (1,536)
Purchase of reserves in-place..............        --         --     29,089      27,519      7,403         --
                                              -------    -------    -------    --------    -------    -------
Proved reserves at end of year.............   219,894    165,977    265,238     145,125    190,141    403,256
                                              =======    =======    =======    ========    =======    =======
Proved developed reserves--
  Beginning of year........................   188,595    112,204    133,319     308,667    153,012    266,179
                                              =======    =======    =======    ========    =======    =======
  End of year..............................   171,052    122,500    188,595     112,204    133,319    308,667
                                              =======    =======    =======    ========    =======    =======

__________
*  Includes estimated NGL reserves.

                             NUEVO ENERGY COMPANY

Discounted future net cash flows (amounts in thousands) --

   The standardized measure of discounted future net cash flows and changes therein are shown below:

                                                                                            Year Ended December 31,
                                                                          --------------------------------------------------------
                                                                              2000                 1999                1998
                                                                           -----------          -----------         -----------
Domestic
Future cash inflows...........................................             $ 6,168,033          $ 4,823,952         $ 1,989,898
Future production costs.......................................              (2,968,448)          (2,132,655)         (1,061,638)
Future development costs......................................                (349,150)            (357,708)           (289,686)
                                                                           -----------          -----------         -----------
Future net inflows before income tax..........................               2,850,435            2,333,589             638,574
Future income taxes...........................................                (896,974)            (704,236)                 --
                                                                           -----------          -----------         -----------
Future net cash flows.........................................               1,953,461            1,629,353             638,574
10% discount factor...........................................                (803,899)            (739,181)           (360,611)
                                                                           -----------          -----------         -----------
Standardized measure of discounted future net cash flows......             $ 1,149,562          $   890,172         $   277,963
                                                                           ===========          ===========         ===========
FOREIGN
Future cash inflows...........................................             $   521,831          $   469,327         $   260,627
Future production costs.......................................                (235,825)            (177,150)           (134,549)
Future development costs......................................                 (54,475)             (46,750)            (66,715)
                                                                           -----------          -----------         -----------
Future net inflows before income tax..........................                 231,531              245,427              59,363
Future income taxes...........................................                 (70,452)             (66,971)                 --
                                                                           -----------          -----------         -----------
Future net cash flows.........................................                 161,079              178,456              59,363
10% discount factor...........................................                 (55,752)             (61,455)            (37,393)
                                                                           -----------          -----------         -----------
Standardized measure of discounted future net cash flows......             $   105,327          $   117,001         $    21,970
                                                                           ===========          ===========         ===========
Total
Future cash inflows...........................................             $ 6,689,864          $ 5,293,279         $ 2,250,525
Future production costs.......................................              (3,204,273)          (2,309,805)         (1,196,187)
Future development costs......................................                (403,625)            (404,458)           (356,401)
                                                                           -----------          -----------         -----------
Future net inflows before income tax..........................               3,081,966            2,579,016             697,937
Future income taxes...........................................                (967,426)            (771,207)                 --
                                                                           -----------          -----------         -----------
Future net cash flows.........................................               2,114,540            1,807,809             697,937
10% discount factor...........................................                (859,651)            (800,636)           (398,004)
                                                                           -----------          -----------         -----------
Standardized measure of discounted future net cash flows......             $ 1,254,889          $ 1,007,173         $   299,933
                                                                           ===========          ===========         ===========

*In addition to the information presented in the above table, the Company had entered into swap arrangements on a portion of its future crude production as of December 31, 2000 (see Note 12). The effects of these hedges would decrease the PV-10 by approximately $39.3 million as of December 31, 2000.

[THIS PAGE NEEDS TO BE REWORKED]

                             NUEVO ENERGY COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                            Year Ended December 31,
                                                                            -------------------------------------------------
                                                                               2000                1999               1998
                                                                            ----------          ----------          ---------

      Domestic
      Standardized measure -- beginning of year.....................         $  890,172          $  277,963          $ 711,038
      Sales, net of production costs................................           (147,924)            (94,384)          (101,383)
      Purchases of reserves in-place................................                 --             224,251              2,278
      Net change in prices and production costs.....................            387,009             439,615           (466,018)
      Extensions, discoveries and improved recovery, net of future
      production and development costs.............................             181,885              59,873             46,713

      Changes in estimated future development costs.................             (8,806)            (12,375)           (14,956)
      Development costs incurred....................................             79,857              32,380             94,366
      Revisions of quantity estimates...............................           (233,132)            276,965            (86,459)
      Accretion of discount.........................................            110,162              27,796             83,281
      Net change in income taxes....................................           (149,592)           (211,448)           121,770
      Sales of reserves in-place....................................             (9,242)           (151,348)              (356)
      Changes in production rates and other.........................             49,173              20,884           (112,311)
                                                                             ----------          ----------          ---------
      Standardized measure -- end of year...........................         $1,149,562          $  890,172          $ 277,963
                                                                             ==========          ==========          =========
      FOREIGN
      Standardized measure -- beginning of year.....................         $  117,001          $   21,970          $  53,747
      Sales, net of production costs................................            (27,255)            (17,759)            (3,923)
      Purchases of reserves in-place................................                 --                  --              2,750
      Net change in prices and production costs.....................             19,595              59,641            (56,690)
      Extensions, discoveries and improved recovery, net of future
       production and development costs.............................                 --                  --                 --

     Changes in estimated future development costs.................              (7,167)             12,711             (3,091)
      Development costs incurred....................................              4,406               7,175             12,081
      Revisions of quantity estimates...............................             (7,204)              8,479               (750)
      Accretion of discount.........................................             14,300               2,197              6,830
      Net change in income taxes....................................             (7,284)            (26,001)            14,552
      Changes in production rates and other.........................             (1,065)             48,588             (3,536)
                                                                             ----------          ----------          ---------
      Standardized measure -- end of year...........................         $  105,327          $  117,001          $  21,970
                                                                             ==========          ==========          =========
      Total
     Standardized measure -- beginning of year.....................          $1,007,173          $  299,933          $ 764,785
      Sales, net of production costs................................           (175,179)           (112,143)          (105,306)
      Purchases of reserves in-place................................                 --             224,251              5,028
      Net change in prices and production costs.....................            406,604             499,256           (522,708)
      Extensions, discoveries and improved recovery, net of future
      production and development costs..............................            181,885              59,873             46,713

     Changes in estimated future development costs.................             (15,973)                336            (18,047)
      Development costs incurred....................................             84,263              39,555            106,447
      Revisions of quantity estimates...............................           (240,336)            285,444            (87,209)
      Accretion of discount.........................................            124,462              29,993             90,111
      Net change in income taxes....................................           (156,876)           (237,449)           136,322
      Sales of reserves in-place....................................             (9,242)           (151,348)              (356)
      Changes in production rates and other.........................             48,108              69,472           (115,847)
                                                                             ----------          ----------          ---------
      Standardized measure -- end of year...........................         $1,254,889          $1,007,173          $ 299,933
                                                                             ==========          ==========          =========

*In addition to the information presented in the above table, the Company had entered into swap arrangements on a portion of its future crude production as of December 31, 2000 (see Note 12). The effects of these hedges would decrease the PV-10 by approximately $39.3 million as of December 31, 2000.

                             NUEVO ENERGY COMPANY

SELECTED QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED):


                                                                   Quarter Ended (1)(2)
                                                  -------------------------------------------------------
                                                  March 31,    June 30,        September 30,    December 31,
                                                    2000         2000              2000            2000
                                                   --------     --------       ------------     -----------
Revenues.......................................    $ 71,505     $ 72,171          $91,274        $101,655
Operating earnings.............................    $ 20,372     $ 20,505          $32,689        $ 25,424
Net income.....................................    $    651     $    263          $ 8,850        $  1,871
Earnings per Common share -- Basic.............    $   0.04     $   0.02          $  0.51        $   0.11
Earnings per Common share -- Diluted...........    $   0.04     $   0.00          $  0.49        $   0.10

                                                                   Quarter Ended (1)(2)
                                                  -------------------------------------------------------
                                                  March 31,    June 30,        September 30,    December 31,
                                                    1999         1999              1999            1999
                                                   --------     --------       ------------     -----------
Revenues.......................................    $126,643     $ 52,860          $70,248        $ 82,484
Operating (loss) earnings......................    $(11,803)    $ (8,125)         $15,554        $ 21,943
Net income (loss) (3)..........................    $ 31,342     $(15,558)         $(2,756)       $ 18,414
Earnings (loss) per Common share -- Basic......    $   1.58     $  (0.78)         $ (0.14)       $   1.00
Earnings (loss) per Common share -- Diluted....    $   1.58     $  (0.78)         $ (0.14)       $   0.99

_________
(1) Certain reclassifications of prior period amounts have been made to conform with the current presentation.
(2) Results for the 2000 quarters have been revised due to a change in accounting for processed fuel oil and natural gas liquids inventories (see
     Note 2).
(3) Includes a fourth quarter decrease in the deferred tax asset valuation allowance of $15.9 million.

                             NUEVO ENERGY COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 9, 2001, Nuevo Energy Company ("Nuevo") notified KPMG LLP ("KPMG") that their engagement as Nuevo's independent accountants will be terminated following the issuance of their report on Nuevo's consolidated financial statements for the fiscal year ended December 31, 2000. On March 9, 2001, the Board of Directors of Nuevo, on the recommendation of the Audit Committee, appointed Arthur Andersen LLP as Nuevo's independent accountants to audit its consolidated financial statements for the year ending December 31, 2001.

Nuevo and KPMG have not, in connection with the audit of Nuevo's consolidated financial statements for each of the prior two years ended December 31, 2000 and December 31, 1999 or for any subsequent or interim period prior to and including March 9, 2001, had any disagreement on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports.

The reports of KPMG on the Nuevo financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2000. Such information is incorporated herein by reference.

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

       4.11 Indenture dated as of August 20, 1999, between Nuevo Energy Company and State Street Bank Trust Company, as Trustee (Incorporated by reference from Exhibit 4.11 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

       4.12 Registration Agreement dated August 20, 1999, between Nuevo Energy Company, Banc of America Securities LLC and Salomon Smith Barney Inc. (Incorporated by reference from Exhibit 4.12 to Registration Statement on Form S-4 (No. 333-90235) filed on November 3, 1999).

       4.13 Indenture dated September 26, 2000, between Nuevo Energy Company and State Street Bank and Trust Company as the Trustee - 9 3/8% Senior subordinated Notes due 2010 (Incorporated by reference from Exhibit 4.12 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

       4.14 Registration Agreement dated September 26, 2000, between Nuevo Energy Company and Banc of America Securities LLC, Banc One Capital Markets, Inc. and J.P. Morgan & Co. (Incorporated by reference from
            Exhibit 4.13 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).


(10)    Material Contracts.

       10.1 Third Restated Credit Agreement dated June 7, 2000, between Nuevo Energy Company (Borrower) and Bank of America N.A. (Administrative Agent), Bank One, NA (Syndication Agent), Bank of Montreal (Documentation Agent) and certain lenders (Incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

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

                             NUEVO ENERGY COMPANY

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

                             NUEVO ENERGY COMPANY

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

      10.30 Employment Agreement with Phillip Gobe dated February 26, 2001.

      10.31 Severance Protection Agreement dated March 25, 2001.

(21) Subsidiaries of the Registrant


(23) Consents of experts and counsel:

23.1 Consent of KPMG LLP

(b)  Reports on Form 8-K:

1. A Current Report on Form 8-K, dated November 13, 2000, reporting Item 9. Regulation FD Disclosure was filed on November 13, 2000.

2. A Current Report on Form 8-K, dated December 15, 2000, reporting Item 9. Regulation FD Disclosure was filed on December 15, 2000.


(99)  Additional Exhibits

      None.

                             NUEVO ENERGY COMPANY

                         GLOSSARY OF OIL AND GAS TERMS

TERMS USED TO DESCRIBE QUANTITIES OF OIL AND NATURAL GAS

  . Bbl -- One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

  .   Bcf -- One billion cubic feet of natural gas.

  .   Bcfe -- One billion cubic feet of natural gas equivalent.

  . BOE -- One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

  .   BOPD -- One barrel of oil per day.

  .   MBbl -- One thousand Bbls.

  .   Mcf -- One thousand cubic feet of natural gas.

  .   MMBbl -- One million Bbls of oil or other liquid hydrocarbons.

  .   MMcf -- One million cubic feet of natural gas.

  .   MBOE -- One thousand BOE.

  .   MMBOE -- One million BOE.

TERMS USED TO DESCRIBE THE COMPANY'S  INTERESTS IN WELLS AND ACREAGE

  . Gross oil and gas wells or acres -- The Company's gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

  . Net oil and gas wells or acres -- Determined by multiplying "gross" oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

TERMS USED TO ASSIGN A PRESENT VALUE TO THE COMPANY'S RESERVES

  . Standard measure of proved reserves -- The present value, discounted at 10%, of the pre-tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer's reserve report for the prices it received for the production on the date of the report, unless it had a contractual arrangement specific to a property to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company's proved reserves. The standardized measure of the Company's proved reserves is disclosed in the Company's audited financial statements in Note 14.

  . Pre-tax discounted present value -- The discounted present value of proved reserves is identical to the standardized measure, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different tax rates.

TERMS USED TO CLASSIFY OUR RESERVE QUANTITIES

  . Proved reserves -- The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

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

    (c) Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs, but is classified separately as "indicated additional reserves"; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

  . Proved developed reserves -- Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  . Proved undeveloped reserves -- Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

TERMS WHICH DESCRIBE THE COST TO ACQUIRE THE COMPANY'S RESERVES

  . Finding costs -- The Company's finding costs compare the amount the Company spent to acquire, explore and develop its oil and gas properties, explore for oil and gas and to drill and complete wells during a period, with the increases in reserves during the period. This amount is calculated by dividing the net change in the Company's evaluated oil and property costs during a period by the change in proved reserves plus production over the same period. The Company's finding costs as of December 31 of any year represent the average finding costs over the three-year period ending December 31 of that year.

TERMS WHICH DESCRIBE THE PRODUCTIVE LIFE OF A PROPERTY OR GROUP OF PROPERTIES

  . Reserve life index -- A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life index for the years ended December 31, 2000, 1999 or 1998 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

                             NUEVO ENERGY COMPANY

TERMS USED TO DESCRIBE THE LEGAL OWNERSHIP OF THE COMPANY'S OIL AND GAS
PROPERTIES

  . Royalty interest -- A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

  . Working interest -- A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

  . Net revenue interest -- A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, net of royalty interests and costs to explore for, develop and produce such oil and natural gas.

TERMS USED TO DESCRIBE SEISMIC OPERATIONS

  . Seismic data -- Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

  . 2-D seismic data -- 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

  . 3-D seismic -- 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated than 2-D seismic data.

THE COMPANY'S MISCELLANEOUS DEFINITIONS

 . Infill drilling - Infill drilling is the drilling of an additional well or additional wells in excess of those provided for by a spacing order in order to more adequately drain a reservoir.

 . No. 6 fuel oil (Bunker) - No. 6 fuel oil is a heavy residual fuel oil used by ships, industry, and for large-scale heating installations.

 . Upstream oil and gas properties - Upstream is a term used in describing operations performed before those at a point of reference. Production is an upstream operation and marketing is a downstream operation when the refinery is used as a point of reference. On a gas pipeline, gathering activities are considered to have ended when gas reaches a central point for delivery into a single line, and facilities used before this point of reference are upstream facilities used in gathering, whereas facilities employed after commingling at the central point and employed to make ultimate delivery of the gas are downstream facilities.

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


Date:   March 28, 2001                       By:   /s/Douglas L. Foshee
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


By:     /s/ Douglas L. Foshee                       Date:   March 28, 2001
        ----------------------------------                  --------------
        Douglas L. Foshee
        Chairman of the Board of Directors,
        President and Chief Executive Officer
        (Principal Executive Officer)

By:     /s/ Robert M. King                          Date:   March 28, 2001
        ----------------------------------                  --------------
        Robert M. King
        Senior Vice President and
        Chief Financial Officer (Principal
         Financial Officer)

By:     /s/ Sandra D. Kraemer                       Date:   March 28, 2001
        ----------------------------------                  --------------
        Sandra D. Kraemer
        Controller (Principal Accounting
         Officer)

By:     /s/ Robert L. Gerry III                     Date:   March 28, 2001
        ----------------------------------                  --------------
        Robert L. Gerry III
        Director

By:     /s/ Gary R. Petersen                        Date:   March 28, 2001
        ----------------------------------                  --------------
        Gary R. Petersen
        Director

By:     /s/ Thomas D. Barrow                        Date:   March 28, 2001
        ----------------------------------                  --------------
        Thomas D. Barrow
        Director

By:     /s/ Isaac Arnold, Jr.                       Date:   March 28, 2001
        ----------------------------------                  --------------
        Director

By:     /s/ David Ross                              Date:   March 28, 2001
        ----------------------------------                  --------------
        David Ross
        Director

By:     /s/ Robert W. Shower                        Date:   March 28, 2001
        ----------------------------------                  --------------
        Robert W. Shower
        Director

By:     /s/ Charles M. Elson                        Date:   March 28, 2001
        ----------------------------------                  --------------
        Charles M. Elson
        Director

By:     /s/ David H. Batchelder                     Date:   March 28, 2001
        ----------------------------------                  --------------
        David H. Batchelder
        Director
