Form 10-Q
period 2001-03-31
NUEVO ENERGY CO
filed 2001-05-15
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                                 Yes    X           No
                                    -------           -------



As of May 10, 2001, the number of outstanding shares of the Registrant's common stock was 16,702,099.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                    PAGE
                                                                   NUMBER

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
           March 31, 2001 (Unaudited) and December 31, 2000..............  3
         Condensed Consolidated Statements of Operations (Unaudited):
           Three months ended March 31, 2001and March 31, 2000...........  4
         Condensed Consolidated Statements of Cash Flows (Unaudited):
           Three months ended March 31, 2001and March 31, 2000...........  5
         Notes to Condensed Consolidated Financial Statements (Unaudited)  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 12


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...... 19


PART II. OTHER INFORMATION............................................... 20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in Thousands)

                                                                                                March 31, 2001    December 31, 2000
                                                                                                --------------    -----------------
       ASSETS                                                                                    (Unaudited)
       ------
CURRENT ASSETS:
 Cash and cash equivalents...................................................................       $   16,822           $   39,447
 Accounts receivable, net....................................................................           85,730               71,777
 Product inventory...........................................................................            5,898                3,230
 Current deferred tax asset..................................................................           11,424                  ---
 Prepaid expenses and other..................................................................            3,459                4,042
                                                                                                    ----------           ----------
  Total current assets.......................................................................          123,333              118,496
                                                                                                    ----------           ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land........................................................................................           53,793               53,246
 Oil and gas properties (successful efforts method)..........................................        1,151,918            1,102,233
 Gas plant facilities........................................................................           12,020               12,020
 Other facilities............................................................................           13,013               12,907
                                                                                                    ----------           ----------
                                                                                                     1,230,744            1,180,406
 Accumulated depreciation, depletion and amortization........................................         (516,279)            (496,444)
                                                                                                    ----------           ----------
                                                                                                       714,465              683,962
                                                                                                    ----------           ----------
DEFERRED TAX ASSETS, NET.....................................................................            9,193               16,282
OTHER ASSETS.................................................................................           30,019               29,284
                                                                                                    ----------           ----------
                                                                                                    $  877,010           $  848,024
                                                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable...........................................................................       $   27,069           $   25,895
  Accrued interest...........................................................................           15,440                5,757
  Accrued liabilities........................................................................           85,769               60,172
                                                                                                    ----------           ----------
    Total current liabilities................................................................          128,278               91,824
                                                                                                    ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES....................................................          409,702              409,727
OTHER LONG-TERM LIABILITIES..................................................................            8,513                8,356
CONTINGENCIES (Note 6)
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF NUEVO FINANCING I............................................................          115,000              115,000
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized,  20,620,796 and 20,620,296 shares issued and 16,506,268 and 16,632,318 shares outstanding at March 31, 2001 and
   December 31, 2000, respectively...........................................................              206                  206
  Additional paid-in capital.................................................................          361,643              361,643
  Treasury stock, at cost, 3,934,250 and 3,813,074 shares, at
   March 31, 2001 and December 31, 2000, respectively........................................          (76,718)             (74,703)
  Stock held by benefit trust, 180,278 and 174,904 shares, at
   March 31, 2001 and December 31, 2000, respectively........................................           (3,716)              (3,646)
  Deferred stock compensation................................................................             (528)                (602)
  Other comprehensive loss...................................................................          (15,192)                 ---
  Accumulated deficit........................................................................          (50,178)             (59,781)
                                                                                                    ----------           ----------
     Total stockholders' equity..............................................................          215,517              223,117
                                                                                                    ----------           ----------
                                                                                                    $  877,010           $  848,024
                                                                                                    ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                        2001      2000
                                                    --------   -------

REVENUES:
 Oil and gas revenues............................   $119,231   $70,739
 Gain on sale of assets, net.....................        ---       140
 Interest and other income.......................        698       626
                                                    --------   -------
                                                     119,929    71,505
                                                    --------   -------
COSTS AND EXPENSES:
 Lease operating expenses........................     59,157    31,111
 Exploration costs...............................      2,665     3,254
 Depreciation, depletion and amortization........     19,835    16,241
 Loss on sale of assets, net.....................        329       ---
 General and administrative expenses.............      7,276     8,705
 Interest expense, net...........................     11,135     8,290
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............      1,653     1,653
 Other expense...................................      1,793     1,160
                                                    --------   -------
                                                     103,843    70,414
                                                    --------   -------

Income before income taxes.......................     16,086     1,091

Provision for income taxes.......................      6,483       440
                                                    --------   -------

NET INCOME.......................................   $  9,603   $   651
                                                    ========   =======

EARNINGS PER SHARE:

Basic:
Earnings per common share........................      $0.58     $0.04
                                                    ========   =======

Weighted average common shares outstanding.......     16,533    17,673
                                                    ========   =======

DILUTED:
Earnings per common share........................      $0.57     $0.04
                                                    ========   =======

Weighted average common and dilutive potential
common shares outstanding........................     17,003    18,068
                                                    ========   =======

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in Thousands)




                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                               2001                2000
                                                             --------            --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income................................................   $  9,603            $    651
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization.............     19,835              16,241
     Loss (gain) on sale of assets, net...................        329                (140)
     Dry hole costs.......................................      1,482                 (44)
     Amortization of other costs..........................        596                 444
     Deferred taxes.......................................      5,923                 800
     Appreciation of deferred compensation plan...........         73                 432
     Mark to market of liability management swap..........        ---                 781
     Other................................................        508                  33
                                                             --------            --------
                                                               38,349              19,198
  Changes in assets and liabilities:
    Accounts receivable...................................    (14,380)              9,934
    Accounts payable and accrued liabilities..............     19,207             (10,297)
    Other.................................................    (11,766)               (261)
                                                             --------            --------
NET CASH PROVIDED BY OPERATING  ACTIVITIES................     31,410              18,574
                                                             --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties.....................    (23,006)            (12,223)
  Acquisitions of oil and gas properties..................    (28,168)                ---
  Additions to gas plant and other facilities.............       (654)               (524)
                                                             --------            --------
NET CASH USED IN INVESTING ACTIVITIES.....................    (51,828)            (12,747)
                                                             --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings................................        ---               8,025
  Payments of long-term debt..............................        (25)            (10,398)
  Debt issuance costs.....................................        (97)                ---
  Treasury stock purchases................................     (2,085)            (11,614)
  Proceeds from issuance of common stock..................        ---               1,618
                                                             --------            --------
NET CASH USED IN FINANCING  ACTIVITIES....................     (2,207)            (12,369)
                                                             --------             --------
 Net decrease in cash and cash equivalents................    (22,625)             (6,542)
 Cash and cash equivalents at beginning of period.........     39,447              10,288
                                                             --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............      $ 16,822            $  3,746
                                                             ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                      $    856            $  1,769
  Income taxes refunded                                      $   (681)           $    ---


    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 2000 Form 10-K of Nuevo Energy Company (the "Company").

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

   DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001.

   The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the current transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million) in accumulated other comprehensive income
   (loss) to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

   All of the Company's derivative instruments will be recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

   On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign currency cash flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows. All of the Company's derivative instruments outstanding on January 1, 2001 were designated as cash-flow hedges.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

   When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   accumulated in other comprehensive income (loss) will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in earnings prospectively.

   At March 31, 2001, the Company had recorded $15.2 million (net of related tax benefit of $10.3 million) of cumulative hedging losses in other comprehensive loss, of which $16.9 million (based on March 31, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

   As a result of hedging transactions, oil and gas revenues were reduced by $21.5 million and $26.5 million in the first quarter of 2001 and 2000,
   respectively.   The portion of the Company's hedging transactions that was ineffective was ($7,000) for the first quarter of 2001 and was recorded in Interest and other income.

   For 2001, the Company has entered into swap arrangements on 26,200 BOPD for the second quarter at an average WTI price of $19.84 per Bbl, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per Bbl, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per Bbl. On a physical volume basis, these hedges cover 45% of the Company's remaining estimated 2001 oil production.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per Bbl. For the remainder of 2002, the Company purchased put options with a WTI strike price of $22.00 per Bbl, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   In February 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement also effectively hedged the price at which the Company could repurchase these Notes. For the three months ended March 31, 2000, the Company recorded an unrealized loss of $781,000 related to the change in the fair value of the Notes. This swap arrangement was settled in the third quarter of 2000.

   COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes net income (loss) and all changes in other comprehensive income (loss) including, among other things, foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and changes in the fair value of derivatives designated as cash-flow hedges. Comprehensive income (loss) for the first quarter of 2001 and 2000 was as follows:

                                                   2001         2000
                                                 ------        -----

                Net income                      $  9,603       $ 651
                Comprehensive loss               (12,039)        ---
                Reclassification entry            12,822         ---
                                                --------       -----
                Total comprehensive income      $ 10,386       $ 651
                                                ========       =====

   INVENTORY VALUATION

   Historically, the Company recorded inventory relating to quantities of processed fuel oil and natural gas liquids in storage at current market pricing. Also, fuel oil in inventory was stated at period-end market prices less

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   transportation costs, and the Company recognized changes in the market value of inventory from one period to the next as oil revenues. In December 2000, the staff of the Securities and Exchange Commission announced that commodity inventories should be carried at lower of cost or market rather than at market value. As a result, the Company changed its inventory valuation method to the lower of cost or market in the fourth quarter of 2000, retroactive to the beginning of the year. Accordingly, the Company's quarterly results for 2000 have been restated to reflect this change in accounting.

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

3. INDUSTRY SEGMENT INFORMATION

   As of March 31, 2001, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republic of Congo in West Africa (the "Congo").

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                           2001             2000
                                                         --------          -------
     Sales to unaffiliated customers:
       Oil and gas - Domestic....................        $112,161          $59,549
       Oil and gas - International...............           7,070           11,190
                                                         --------          -------
     Total sales.................................         119,231           70,739
       Gain on sale of assets, net...............             ---              140
       Other revenues............................             698              626
                                                         --------          -------
     Total revenues..............................        $119,929          $71,505
                                                         ========          =======

     Operating profit before income taxes:
       Oil and gas - Domestic....................        $ 38,114          $17,879
       Oil and gas - International...............            (510)           2,761
                                                         --------          -------
                                                           37,604           20,640
     Unallocated corporate expenses..............           8,730            9,606
     Interest expense............................          11,135            8,290
     Dividends on TECONS.........................           1,653            1,653
                                                         --------          -------
       Income before income taxes................        $ 16,086          $ 1,091
                                                         ========          =======

     Depreciation, depletion and amortization:
       Oil and gas - Domestic....................        $ 18,189          $13,705
       Oil and gas - International...............           1,280            2,169
       Other.....................................             366              367
                                                         --------          -------
                                                         $ 19,835          $16,241
                                                         ========          =======

4.    LONG-TERM DEBT

   Long-term debt consists of the following (amounts in thousands):

                                                                                    March 31,              December 31,
                                                                                      2001                     2000
                                                                              -------------------      ------------------

9 3/8% Senior Subordinated Notes due 2010.....................................        $150,000                $150,000
9 1/2% Senior Subordinated Notes due 2008.....................................         257,310                 257,310
9 1/2% Senior Subordinated Notes due 2006.....................................           2,392                   2,417
                                                                                      --------                --------
    Total long-term debt......................................................        $409,702                $409,727
                                                                                      ========                ========


5. EARNINGS PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                                       For the Three Months Ended March 31,
                                                            -----------------------------------------------------------
                                                                       2001                            2000
                                                                      ------                          ------
                                                               Income          Shares          Income         Shares
                                                            -------------   -------------   ------------   ------------
Earnings per Common share - Basic........................        $9,603          16,533           $651         17,673
Effect of dilutive securities:
Stock options............................................           ---             292            ---            395
Benefit Trust............................................            48             178            ---            ---
                                                                 ------          ------           ----         ------
Earnings per Common share - Diluted......................        $9,651          17,003           $651         18,068
                                                                 ======          ======           ====         ======

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6. CONTINGENCIES AND OTHER MATTERS

   On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et. al. v. Nuevo Energy Company et. al. in the Superior Court of Los Angeles County, California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

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

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company accrued $0.7 million as of March 31, 2001 and December 31, 2000, as a receivable and payable. The Company may also have exposure to costs that may not be recoverable from insurance. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

7. ACQUISITIONS

   In January 2001, the Company acquired approximately 2,900 acres previously held by Naftex ARM, LLC, in Kern County, California. The Company paid approximately $28.2 million in connection with this acquisition. The newly acquired acreage is southeast of the Company's interest in the Cymric field, and has current production of approximately 1,000 BOE per day, of which more than half is natural gas. In addition, the acreage provides significant development potential.

8. DIVESTITURES

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

9. SHARE REPURCHASES

   Since December 1997, the Board of Directors of the Company has authorized the open market repurchase of up to 4,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the three months ended March 31, 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. As of March 31, 2001, the Company had repurchased 3,608,900 shares since December 1997, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

                             NUEVO ENERGY COMPANY
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FORWARD LOOKING STATEMENTS

   This document includes "forward looking statements" within the meaning of
   Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document and in the Company's Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

   CAPITAL RESOURCES AND LIQUIDITY

   Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high-potential prospects. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities and property divestitures. Net cash provided by operating activities was $31.4 million and $18.6 million for the three months ended March 31, 2001 and 2000, respectively. The Company invested $52.4 million (including acquisitions of $28.2 million) and $15.9 million in oil and gas properties for the three months ended March 31, 2001 and 2000, respectively.

   The current borrowing base on the Company's credit facility is $225.0 million. At March 31, 2001, there were no outstanding borrowings under the revolving credit agreement. Accordingly, $225.0 million of committed revolving credit capacity was unused and available at March 31, 2001. At March 31, 2001, the Company had a working capital deficit of $4.9 million.

   Since December 1997, the Board of Directors of the Company has authorized the open market repurchase of up to 4,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the three months ended March 31, 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. As of March 31, 2001, the Company had repurchased 3,608,900 shares since December 1997, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

   The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

   CAPITAL EXPENDITURES

   The Company anticipates spending an additional $100.0 million on development activities and an additional $36.0 million on exploration activities and other capital projects during the remainder of the year.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Exploration and development expenditures, including acquisitions and amounts expensed under the successful efforts method, for the first three months of 2001 and 2000 are as follows (amounts in thousands):


                                          For the Three Months Ended
                                                   March 31,
                                        -----------------------------
                                          2001                  2000
                                        -------               -------

   Domestic                             $44,578               $12,400
   International                          7,772                 3,506
                                        -------               -------
        Total                           $52,350               $15,906
                                        =======               =======

   The following is a description of significant exploration and development activity during the first three months of 2001.

   Exploration Activity

   Domestic

   As part of its strategy to explore for deeper, larger prospects and lighter hydrocarbons onshore California, in January 2001 the Company acquired approximately 2,900 acres previously held by Naftex ARM, LLC, in Kern County, California for approximately $28.2 million. The newly acquired acreage is southeast of Nuevo's deep Point of Rocks discovery, the Star Fee 701 well. While there is considerable exploration potential in this acreage, it has the additional benefit of current production of approximately 1,000 BOE per day, of which more than half is natural gas. In addition, the acreage provides significant development potential.

   The Star Fee 701 well has produced more than 200,000 BOE since mid-August 2000. The Star Fee 701 well is currently producing approximately 500 BOE per day, consisting of 30 API oil and just under 1 million cubic feet per day of associated gas, from a single sand package within the Point of Rocks formation. This discovery well was drilled to a total depth of 11,200 feet and penetrated four Point of Rocks sand packages. Total net pay from the upper two sand packages is approximately 500 feet. The production capability of the two lower zones is currently unknown. The Company plans to target these deeper sand packages for completion in an offset well in the near future. In addition, Nuevo plans to drill at least two deep prospects in the newly acquired acreage in 2001.


   Nuevo also drilled a shallow gas discovery, the Golden 1-21 well, in Kern County, California. This well was drilled to a total depth of 6,055 feet and initially produced at a rate of approximately 1 MMcfd. The Golden 1-21 well is currently producing at a rate of approximately 500 Mcfd. Nuevo is applying for permits to drill six delineation wells starting in the summer 2001. The Golden 1-21 discovery well is located approximately four miles from the South Belridge and Elk Hills Fields. Nuevo is the operator of the 30,000-acre Area of Mutual Interest in which the Golden 1-21 well is located and holds an 86% interest in the well.

   International

   During January and February 2001, Nuevo drilled the NAK #1 exploratory well in the Accra-Keta Permit, offshore the Republic of Ghana. This well was located in approximately 1,000 feet of water and was drilled to a total depth of 10,100 feet. The Company plugged and abandoned the NAK #1 well as a dry hole. Costs to drill this well were approximately $12.5 million (approximately $1.5 million net to Nuevo), and were incurred in the first
   quarter of 2001.   The Company plans to evaluate the NAK #1 well results
   during the second quarter of 2001 in order to determine its future exploration plans in this permit.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Development Activity

   Domestic

   Due to the current high gas prices in California, Nuevo deferred certain capital spending associated with its thermal operations, assuming gas prices remain at these high levels for the remainder of the year.

   Onshore California, the Company's single largest exploitation project in 2001 is the continuing development of its Star Fee acreage in the Cymric Field.
   In the first quarter of 2001, this development included drilling 17 Diatomite development wells and one follow-up well to the highly successful Star Fee 701 well. This Star Fee 702 well is currently being drilled, and results should be evaluated in the second quarter of 2001.

   International

   During the first quarter of 2001, the Company replaced the pipelines from the two platforms in the Yombo field offshore Congo. The net cost of the pipeline replacements was approximately $2.0 million, $1.7 million of which was capitalized in the first quarter. In addition, three wells were drilled on the B Platform as part of a five-well drilling program. These wells have been completed and are currently producing at a combined rate of approximately 2,400 BOPD. The remaining two wells in this program will commence drilling in 2001.

   CALIFORNIA NATURAL GAS AND ELECTRICITY MARKETS

   The price of natural gas and the threat of electrical disruptions are factors that create volatility in the Company's California oil and gas operations. Because of recent developments, Nuevo has made significant changes in its natural gas disposition and electricity production in California. Regarding natural gas, Nuevo has a net long position in California - producing more natural gas than consumed in thermal crude production. Moreover, as gas prices escalated in late 2000, Nuevo began to exploit this gas position by diverting gas consumed in less profitable cyclic steaming operations to more profitable gas sales. This strategy will remain as long as gas prices support sales over thermal oil production.

   In California, Nuevo can generate a total of 22.5 Megawatts ("MW") of power at various sites. Two turbines came on-line at the Company's Brea Olinda field using gas previously flared. Three turbines in Kern County can produce 12 MW of power and cogenerate 15% of Nuevo's total steam needs in thermal operations. By self-generating power consumption in Kern County, Nuevo has reduced it exposure to rising electricity prices. Nuevo's facilities receive power under interruptible service contracts. Considering the fact that California is short of electricity and some Nuevo facilities receive interruptible service, the Company could experience periodic power interruptions. In addition, the State of California could change existing rules or impose new rules or regulations with respect to power that could impact the Company's operating costs.

   DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001.

   The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the current transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million) in accumulated other comprehensive income
   (loss) to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

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

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash-flow" hedge), or as a foreign currency cash flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a cash-flow hedge are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows. All of the Company's derivative instruments outstanding on January 1, 2001 were designated as cash-flow hedges.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

   When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in earnings prospectively.

   At March 31, 2001, the Company had recorded $15.2 million (net of related tax benefit of $10.3 million) of cumulative hedging losses in other comprehensive loss, of which $16.9 million (based on March 31, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

   As a result of hedging transactions, oil and gas revenues were reduced by $21.5 million and $26.5 million in the first quarter of 2001 and 2000, respectively. The portion of the Company's hedging transactions that was ineffective was ($7,000) for the first quarter of 2001 and was recorded in Interest and other income.

   For 2001, the Company has entered into swap arrangements on 26,200 BOPD for the second quarter at an average WTI price of $19.84 per Bbl, for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per Bbl, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per Bbl. On a physical volume basis, these hedges cover 45% of the Company's remaining estimated 2001 oil production.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per Bbl. For the remainder of 2002, the Company purchased put options with a WTI strike price of $22.00 per Bbl, on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   In February 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement also effectively hedged the price at which the Company could repurchase these Notes. For the three months ended March 31, 2000, the Company recorded an unrealized loss of $781,000 related to the change in the fair value of the Notes. This swap arrangement was settled in the third quarter of 2000.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SUBSEQUENT EVENT

On May 8, 2001, the Board of Directors of the Company announced that it accepted the resignation of Douglas L. Foshee as Chairman, President and Chief Executive Officer of the Company, effectively immediately. The Board announced that Isaac Arnold, an outside Nuevo director since 1990, was appointed Chairman of the Board. The Board also announced that Phillip Gobe, currently Nuevo's Chief Operating Officer, was appointed President and Chief Executive Officer on an interim basis. The Nominating and Governance Committee has initiated a search for a new President and Chief Executive Officer, and Mr. Gobe will be considered as part of this search.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2001 AND 2000)

The following table sets forth certain operating information of the Company (inclusive of the effect of hedging) for the periods presented:


                                                                     Three Months
                                                                   Ended March 31,         %
                                                                  ------------------    Increase/
                                                                     2001      2000    (Decrease)
                                                                   ------    ------    ---------
PRODUCTION:
     Oil and condensate - Domestic (MBBLS).....................     3,892     3,714          5%
     Oil and condensate - International (MBBLS)................       252       501        (50%)
                                                                   ------    ------
     Oil and condensate - Total (MBBLS)........................     4,144     4,215         (2%)

     Natural gas - Domestic/Total (MMCF).......................     3,824     3,995         (4%)

     Natural gas liquids - Domestic/Total (MBBLS)..............        44        41          7%

     Equivalent barrels of production - Domestic (MBOE)........     4,573     4,421          3%
     Equivalent barrels of production - International (MBOE)...       252       501        (50%)
                                                                   ------    ------
     Equivalent barrels of production - Total (MBOE)...........     4,825     4,922         (2%)

AVERAGE SALES PRICE:
     Oil and condensate (per Bbl):
     Domestic - net of hedge effect............................    $15.45    $13.13         18%
     International - net of hedge effect and Congo earn-out....    $28.01    $22.32         25%

     Total - exclusive of hedges and Congo earn-out............    $21.65    $20.52          6%
     Total - hedge effect and Congo earn-out...................    $(5.44)   $(6.30)        14%
                                                                   ------    ------
     Total - net of hedge effect and Congo earn-out............    $16.21    $14.22         14%
                                                                   ======    ======

     Natural gas - Domestic/Total..............................    $13.26    $ 2.42        448%

LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........    $12.01    $ 6.28         91%
     Average unit production cost(1) per BOE - International...    $16.87    $ 6.69        152%
     Average unit production cost(1) per BOE - Total...........    $12.26    $ 6.32         94%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the three months ended March 31, 2001, were $119.2 million, or 69% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a significant increase in realized gas prices (from $2.42 per Mcf to $13.26 per Mcf, quarter over quarter) and a 14% increase in realized oil prices. These increases were partially offset by a slight decrease in production, which was primarily attributable to a decrease in international oil production that resulted from two pipeline replacements in the first quarter of 2001. First quarter 2001 oil price realizations reflect hedging losses of $21.5 million, or $5.18 per barrel. First quarter 2000 oil price realizations reflect hedging losses of $26.5 million, or $6.29 per barrel.

Domestic: Oil and gas revenues for the three months ended March 31, 2001, were $112.2 million, or 88% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 448% improvement in average realized gas prices and an 18% improvement in average realized oil prices (net of hedges), further boosted by a 3% increase in total production. The realized oil price of $15.45 per barrel for the first quarter of 2001 includes negative hedging results of $5.52 per domestic barrel of oil. The realized oil price of $13.13 per barrel for the first quarter of 2000 includes negative hedging results of $7.50 per domestic barrel of oil.

International: Oil revenues for the three months ended March 31, 2001, decreased $4.1 million, or 37%, compared to the same period in 2000. This decrease resulted from a 50% decrease in oil production that resulted from the temporary shut-down of production while two pipelines were replaced in the Congo during the first quarter of 2001. This decrease in production was partially offset by a 25% increase in oil price realizations to $28.01 per barrel. The realized oil price for the first quarter of 2000 includes hedging gains of $2.70 per international barrel of oil. There were no hedges in place for the first quarter of 2001 for international production.

Interest and Other Income:

The 12% increase in interest and other income in the first quarter of 2001 as compared to the same period in 2000 is primarily due to higher interest income that resulted from higher average cash balances in 2001.

Expenses

Lease Operating Expenses:

Lease operating expenses for the three months ended March 31, 2001, were $59.2 million, or 90% higher than for the three months ended March 31, 2000. The majority of this increase is due to a $21.4 million increase in steam costs related to the Company's thermal oil producing operations. Additionally, there was a $2.0 million increase in turbine fuel costs at the Company's Brea Olinda field onshore California. The Brea Olinda facilities came on-line after the first quarter of 2000, so all associated costs are additive in the first quarter of 2001. Lease operating expenses per BOE were $12.26 in the first quarter of 2001, compared to $6.32 in the same period in 2000.

Domestic: Lease operating expenses per BOE were $12.01 in the first quarter of 2001, compared to $6.28 in the same period in 2000. Higher steam and facility costs contributed to the higher lease operating expenses quarter over quarter.

International: Lease operating expenses per BOE were $16.87 in the first quarter of 2001, compared to $6.69 in the same period in 2000. The significant increase in lease operating expenses per BOE is primarily attributable to the 50% decrease in production.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $2.7 million and $3.3 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, exploration costs were comprised of $1.5 million of dry hole costs (related to the NAK #1 exploratory well in the Accra-Keta Permit, offshore the Republic of Ghana), $1.0 million in G&G, and $0.2 million of other project costs. For the three months ended March 31, 2000, exploration costs were comprised of $3.2 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect, offshore the Republic of Ghana), and $0.1 million in delay rentals.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the three months ended March 31, 2001, reflects a 22% increase from the same period in 2000, due to a higher depletion rate, which primarily resulted from a decrease in reserve estimates at year-end 2000 versus year-end 1999. The decrease in reserve estimates was due to higher gas prices, which are held flat under the SEC reserve case and adversely impact the economics of the Company's thermally produced oil fields.

(Loss) Gain on Sale of Assets, net:

Loss on sale of assets for the three months ended March 31, 2001, was $329,000, representing subsequent sales price adjustments relating to the Company's sale of certain oil and gas properties in 2000. Gain on sale of assets for the three months ended March 31, 2000, was $140,000, representing subsequent sales price adjustments relating to the Company's sale of certain oil and gas properties in 1999.

General and Administrative Expenses:

General and administrative expenses were $7.3 million and $8.7 million in the three months ended March 31, 2001 and 2000, respectively. The 16% decrease is due primarily to a $0.5 million decrease in salaries and benefits and a $0.4 million lower mark to market effect on the liabilities associated with the Company's deferred compensation plan. The remaining decrease is made up of individually insignificant items.

Interest Expense:

Interest expense of $11.1 million for the three months ended March 31, 2001, increased 34% as compared to interest expense in the same period in 2000. The increase is primarily attributable to the issuance of 9 3/8% Senior Subordinated Notes due 2010 in the third quarter of 2000, partially offset by a decrease in outstanding borrowings on the Company's credit facility.

Other Expense:

The 55% increase in other expense from the first quarter of 2000 to the first quarter of 2001 is primarily due to the impairment of $1.4 million of electricity receivables in the first quarter of 2001. This increase was partially offset by a mark to market adjustment of $781,000 related to the Company's liability management swap (see Note 1 to the Notes to Condensed Consolidated Financial Statements) in the first quarter of 2000.

Net Income

Net income of $9.6 million, $0.58 per common share - basic and $0.57 per common share - diluted, was reported for the three months ended March 31, 2001, as compared to net income of $651,000, $0.04 per common share - basic and diluted, reported for the same period in 2000.

                             NUEVO ENERGY COMPANY
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7a in Nuevo's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

There are no material changes in market risks faced by the Company from those reported in Nuevo's Annual Report on Form 10-K for the year ended December 31, 2000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        None.

(B)  REPORTS ON FORM 8-K.

        1)  A Current Report on Form 8-K, dated January 12, 2001, reporting Item
            9. Regulation FD Disclosure was filed on January 12, 2001.

        2)  A Current Report on Form 8-K, dated February 8, 2001, reporting Item
            9. Regulation FD Disclosure was filed on February 8, 2001.

        3)  A Current Report on Form 8-K, dated March 14, 2001, reporting Item
            4. Change in Registrant's Certifying Accountant was filed on March 14, 2001.

        4)  A Current Report on Form 8-K, dated March 16, 2001, reporting Item
            9. Regulation FD Disclosure was filed on March 16, 2001.

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

  .    MMcfd-- One million cubic feet of natural gas per day.

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



Date:  May 15, 2001                 By:  /s/ Robert M. King
       ------------                    --------------------------
                                       Robert M. King
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer)