Form 10-Q
period 2001-06-30
NUEVO ENERGY CO
filed 2001-08-13
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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



As of August 8, 2001, the number of outstanding shares of the Registrant's common stock was 16,989,326.

                             NUEVO ENERGY COMPANY

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                     PAGE
                                                                    NUMBER
ITEM 1.  Financial Statements
 Condensed Consolidated Balance Sheets:
  June 30, 2001 (Unaudited) and December 31, 2000...................   3
 Condensed Consolidated Statements of Operations (Unaudited):
  Three and six months ended June 30, 2001 and June 30, 2000........   4
 Condensed Consolidated Statements of Cash Flows (Unaudited):
  Six months ended June 30, 2001 and June 30, 2000..................   6
 Notes to Condensed Consolidated Financial Statements (Unaudited)...   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.........................................  14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.  25

PART II.  OTHER INFORMATION.........................................  26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)


                                                                                                 June 30, 2001    December 31, 2000
                                                                                                 --------------   ------------------
                                         ASSETS                                                   (Unaudited)
                                         ------
CURRENT ASSETS:
 Cash and cash equivalents....................................................................      $    3,092           $   39,447
 Accounts receivable, net.....................................................................          69,026               71,777
 Product inventory............................................................................           3,827                3,230
 Prepaid expenses and other...................................................................          12,491                4,042
                                                                                                    ----------           ----------
   Total current assets.......................................................................          88,436              118,496
                                                                                                    ----------           ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land.........................................................................................          58,266               53,246
 Oil and gas properties (successful efforts method)...........................................       1,202,028            1,102,233
 Gas plant facilities.........................................................................           8,723               12,020
 Other facilities.............................................................................          13,519               12,907
                                                                                                    ----------           ----------
                                                                                                     1,282,536            1,180,406
 Accumulated depreciation, depletion and amortization.........................................        (537,853)            (496,444)
                                                                                                    ----------           ----------
                                                                                                       744,683              683,962
                                                                                                    ----------           ----------
DEFERRED TAX ASSETS, NET......................................................................           8,875               16,282
OTHER ASSETS..................................................................................          42,191               29,284
                                                                                                    ----------           ----------
                                                                                                    $  884,185           $  848,024
                                                                                                    ==========           ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................................................      $   25,736           $   25,895
  Accrued interest............................................................................           5,561                5,757
  Accrued drilling costs......................................................................          16,308               12,467
  Accrued lease operating costs...............................................................          44,580               30,037
  Other accrued liabilities...................................................................          27,978               17,668
                                                                                                    ----------           ----------
      Total current liabilities...............................................................         120,163               91,824
                                                                                                    ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES.....................................................         409,702              409,727
OTHER LONG-TERM LIABILITIES...................................................................           7,238                8,356
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMPANY-OBLIGATED MANDATORILY
REDEEMABLE CONVERTIBLE PREFERRED
SECURITIES OF NUEVO FINANCING I...............................................................         115,000              115,000
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized, 20,900,921 and 20,620,296 shares issued and 16,875,205 and 16,632,318 shares outstanding at June 30, 2001 and
   December 31, 2000, respectively............................................................             209                  206
  Additional paid-in capital..................................................................         366,028              361,643
  Treasury stock, at cost, 3,912,949 and 3,813,074 shares, at
     June 30, 2001 and December 31, 2000, respectively........................................         (76,333)             (74,703)
  Stock held by benefit trust, 112,767 and 174,904 shares, at
     June 30, 2001 and December 31, 2000, respectively........................................          (2,690)              (3,646)
  Deferred stock compensation.................................................................            (453)                (602)
  Other comprehensive loss....................................................................          (7,160)                 ---
  Accumulated deficit.........................................................................         (47,519)             (59,781)
                                                                                                    ----------           ----------
      Total stockholders' equity..............................................................         232,082              223,117
                                                                                                    ----------           ----------
                                                                                                    $  884,185           $  848,024
                                                                                                    ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                Three Months Ended June 30,
                                                ---------------------------
                                                        2001      2000
                                                    --------   -------

REVENUES:
 Oil and gas revenues............................   $100,260   $69,136
 Gain on sale of assets, net.....................        198       366
 Interest and other income.......................        241       195
                                                    --------   -------
                                                     100,699    69,697
                                                    --------   -------
COSTS AND EXPENSES:
 Lease operating expenses........................     49,038    33,896
 Exploration costs...............................      5,382     1,488
 Depreciation, depletion and amortization........     20,398    15,164
 General and administrative expenses.............      9,229     7,531
 Interest expense, net...........................     10,449     8,517
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............      1,653     1,653
 Other expense...................................         99     2,687
                                                    --------   -------
                                                      96,248    70,936
                                                    --------   -------

Income (loss) before income taxes................      4,451    (1,239)

Provision (benefit) for income taxes.............      1,792      (499)
                                                    --------   -------

NET INCOME (LOSS)................................   $  2,659   $  (740)
                                                    ========   =======

EARNINGS (LOSS) PER SHARE:

Basic:
Earnings (loss) per common share.................      $0.16    $(0.04)
                                                    ========   =======

Weighted average common shares outstanding.......     16,645    17,429
                                                    ========   =======

DILUTED:
Earnings (loss) per common share.................      $0.14    $(0.04)
                                                    ========   =======

Weighted average common and dilutive potential
common shares outstanding........................     17,152    17,429
                                                    ========   =======

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            2001        2000
                                                                          --------    --------

REVENUES:
 Oil and gas revenues..................................................   $217,406    $139,357
 Gain (loss) on sale of assets, net....................................       (131)        506
 Interest and other income.............................................        946         821
                                                                          --------    --------
                                                                           218,221     140,684
                                                                          --------    --------
COSTS AND EXPENSES:
 Lease operating expenses..............................................    106,325      65,083
 Exploration costs.....................................................      8,047       4,742
 Depreciation, depletion and amortization..............................     40,025      31,391
 General and administrative expenses...................................     16,505      16,236
 Interest expense, net.................................................     21,584      16,807
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS).....................................      3,306       3,306
 Other expense.........................................................      1,892       3,847
                                                                          --------    --------
                                                                           197,684     141,412
                                                                          --------    --------

Income (loss) before income taxes and cumulative effect................     20,537        (728)

Provision (benefit) for income taxes...................................      8,275        (293)
                                                                          --------    --------

Income (loss) before cumulative effect.................................     12,262        (435)

Cumulative effect of a change in accounting principle, net of income
 tax benefit of $537...................................................        ---        (796)
                                                                          --------    --------

NET INCOME (LOSS)......................................................   $ 12,262    $ (1,231)
                                                                          ========    ========



EARNINGS (LOSS) PER SHARE:

Basic:
 Income (loss) before cumulative effect................................   $   0.74    $  (0.02)
 Cumulative effect of a change in accounting principle,
   net of income tax benefit...........................................        ---       (0.05)
                                                                          --------    --------
 Earnings (loss) per common share......................................   $   0.74    $  (0.07)
                                                                          ========    ========

Weighted average common shares outstanding.............................     16,589      17,551
                                                                          ========    ========

DILUTED:
 Income (loss) before cumulative effect................................   $   0.71    $  (0.02)
 Cumulative effect of a change in accounting principle,
   net of income tax benefit...........................................        ---       (0.05)
                                                                          --------    --------
 Earnings (loss) per common share......................................   $   0.71    $ (0.07)
                                                                          ========    ========

Weighted average common and dilutive potential
common shares outstanding..............................................     17,078      17,551
                                                                          ========    ========


    See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                        Six Months June 30,
                                                        -------------------
                                                          2001        2000
                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................     $ 12,262    $ (1,231)
  Adjustments to reconcile net income (loss) to
   net cash provided by/(used in) operating
   activities:
     Depreciation, depletion and amortization......       40,025      31,391
     Cumulative effect of a change in accounting
      principle, net of income tax benefit.........          ---         796
     Loss (gain) on sale of assets, net............          131        (506)
     Dry hole costs................................        1,986          89
     Impairment of oil and gas properties..........          880         ---
     Amortization of other costs...................        1,195         903
     Deferred taxes................................        8,175          78
     Other.........................................          319         461
                                                        --------    --------
                                                          64,973      31,981
  Changes in assets and liabilities:...............
   Accounts........................................        1,540       8,450
   Accounts........................................       19,562      (3,152)
   Other...........................................      (19,724)       (951)
                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........       66,351      36,328
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties.............      (70,035)    (43,609)
   Acquisitions of oil and gas properties..........      (28,456)        ---
   Additions to gas plant facilities...............          ---        (126)
   Additions to other facilities...................       (5,631)       (721)
   Proceeds from sales of properties...............          ---       1,297
                                                        --------    --------
NET CASH (USED IN) INVESTING ACTIVITIES............     (104,122)    (43,159)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings.........................      54,950      32,500
   Deferred financing costs.........................         (97)     (1,634)
   Payments of long-term debt.......................     (54,975)    (10,773)
   Treasury stock purchases.........................      (2,085)    (12,540)
   Proceeds from issuance of common stock...........       3,623       2,112
                                                        --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........       1,416       9,665
                                                        --------    --------
   Net (decrease) increase in cash and cash
    equivalents.....................................     (36,355)      2,834
   Cash and cash equivalents at beginning of period.      39,447      10,288
                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........    $  3,092    $ 13,122
                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amounts capitalized)............    $20,244     $15,782
   Income taxes.....................................    $   375     $   ---

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 2000 Form 10-K of Nuevo Energy Company (the "Company").

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

   All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

   At June 30, 2001, the Company had recorded $7.2 million (net of related tax benefit of $4.8 million) of cumulative hedging losses in other comprehensive loss, of which $6.4 million (based on June 30, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

   As a result of hedging transactions, oil and gas revenues were reduced by $40.9 million and $51.3 million in the first six months of 2001 and 2000,
   respectively.   The portion of the Company's hedging transactions that was ineffective was $3,000 for the first six months of 2001 and was recorded in interest and other income.

   For the remainder of 2001, the Company has entered into swap arrangements for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per Bbl, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per Bbl. On a physical volume basis, these hedges cover 39% of the Company's remaining estimated 2001 oil production.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


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

   In February 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement also effectively hedged the price at which the Company could repurchase these Notes. For the six months ended June 30, 2000, the Company recorded an unrealized loss of $371,000 related to the change in the fair value of the Notes. This swap arrangement was settled in the third quarter of 2000.

   COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes net income (loss) and all changes in other comprehensive income (loss) including, among other things, foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and changes in the fair value of derivatives designated as cash-flow hedges. Comprehensive income (loss) for the first six months of 2001 and 2000 was as follows:

                                                 2001              2000
                                               --------          --------
Net income (loss)                              $ 12,262          $(1,231)
Comprehensive loss                              (15,584)             ---
Reclassification entry                           24,399              ---
                                               --------          -------
Total comprehensive income (loss)              $ 21,077          $(1,231)
                                               ========          =======

   RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

   INVENTORY VALUATION

   Prior to December 2000, the Company recorded inventory relating to quantities of processed fuel oil and natural gas liquids in storage at current market pricing. Also, fuel oil in inventory was stated at period-end market prices less transportation costs, and the Company recognized changes in the market value of inventory from one period to the next as oil revenues. In December 2000, the staff of the Securities and Exchange Commission announced that commodity inventories should be carried at lower of cost or market rather than at market value. As a result, the Company changed its inventory valuation method to the lower of cost or market in the fourth quarter of 2000, retroactive to the beginning of the year. Accordingly, the Company's quarterly results for 2000 have been restated to reflect this change in accounting.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


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

   Costs of successful wells, development dry holes and proved leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Capitalized drilling costs are depleted on a unit-of-production basis over the life of the remaining proved developed reserves. Estimated costs (net of salvage value) of dismantlement, abandonment and site remediation are computed by the Company and an independent consultant, and are included when calculating depreciation and depletion using the unit-of-production method.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


3. INDUSTRY SEGMENT INFORMATION

   As of June 30, 2001, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republic of Congo in West Africa (the "Congo").

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                  2001        2000
                                                --------    --------
                                               (amounts in thousands)
 Sales to unaffiliated customers:
  Oil and gas - Domestic.....................   $204,123    $121,354
  Oil and gas - International................     13,283      18,003
                                                --------    --------
 Total sales.................................    217,406     139,357
  Gain (loss) on sale of assets, net.........       (131)        506
  Other revenues.............................        946         821
                                                --------    --------
 Total revenues..............................   $218,221    $140,684
                                                ========    ========

 Operating profit before income taxes:
  Oil and gas - Domestic.....................   $ 58,816    $ 35,399
  Oil and gas - International................      4,193       2,742
                                                --------    --------
                                                  63,009      38,141
 Unallocated corporate expenses..............     17,582      18,756
 Interest expense, net.......................     21,584      16,807
 Dividends on TECONS.........................      3,306       3,306
                                                --------    --------
  Income (loss) before income taxes..........   $ 20,537    $   (728)
                                                ========    ========

 Depreciation, depletion and amortization:
  Oil and gas - Domestic.....................   $ 35,416    $ 26,854
  Oil and gas - International................      3,466       3,804
  Other......................................      1,143         733
                                                --------    --------
                                                $ 40,025    $ 31,391
                                                ========    ========

4. LONG-TERM DEBT

   Long-term debt consists of the following (amounts in thousands):

                                                                                     June 30,              December 31,
                                                                                       2001                    2000
                                                                              -------------------      ------------------
9  3/8% Senior Subordinated Notes due 2010....................................           $150,000                $150,000
9  1/2% Senior Subordinated Notes due 2008....................................            257,310                 257,310
9  1/2% Senior Subordinated Notes due 2006....................................              2,392                   2,417
                                                                              -------------------      ------------------
    Total long-term debt......................................................           $409,702                $409,727
                                                                              ===================      ==================

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5. EARNINGS PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is as follows:

                                                                         For the Three months Ended June 30,
                                                            ------------------------------------------------------------
                                                                         2001                           2000
                                                            ------------------------------   ----------------------------
                                                                Income           Shares         (Loss)          Shares
                                                            -------------    -------------   ------------    ------------
Earnings (loss) per Common share - Basic.................          $2,659           16,645          $(740)         17,429
Effect of dilutive securities:
  Stock options..........................................             ---              338            ---             ---
  Benefit Trust..........................................            (217)             169            ---             ---
                                                                   ------           ------          -----          ------
Earnings (loss) per Common share - Diluted...............          $2,442           17,152          $(740)         17,429
                                                                   ======           ======          =====          ======

                                                                          For the Six months Ended June 30,
                                                            -------------------------------------------------------------
                                                                        2001                            2000
                                                            ------------------------------   ----------------------------
                                                                Income           Shares         (Loss)          Shares
                                                            -------------    -------------   ------------    ------------
Earnings (loss) before cumulative effect
  per Common share - Basic...............................         $12,262           16,589        $  (435)         17,551
Effect of dilutive securities:
   Stock options.........................................             ---              316            ---             ---
   Benefit Trust.........................................            (170)             173            ---             ---
                                                                  -------           ------        -------          ------
Earnings (loss) before cumulative effect per Common
  share - Diluted........................................         $12,092           17,078        $  (435)         17,551
                                                                  =======           ======        =======          ======

   Certain of the Company's stock options that would potentially dilute Basic EPS in the future were not included in the computation of Diluted EPS because to do so would have been antidilutive for the three and six months ended June 30, 2000.

6. CONTINGENCIES AND OTHER MATTERS

   On June 15, 2001, the Company experienced a failure of a carbon dioxide treatment vessel at the Rincon Offshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event and the cause of the failure is under investigation. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of gas, representing approximately 6% of Nuevo's daily production. As of early July, the crude oil production resumed and efforts are underway to bring the natural gas production back online. The cost of repair less a $20,000 deductible is expected to be covered by insurance. The Company may have exposure to costs that may not be recoverable from insurance. Such costs would not be expected to be material to the Company's operating results, financial condition or liquidity.

   On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et. al. v. Nuevo Energy Company et. al. in the Superior Court of Los Angeles County, California. The Company successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean-up and the cost to repair the pipeline either have been or are expected

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company has accrued $0.7 million as of June 30, 2001 and December 31, 2000, as a receivable and payable. The Company may also have exposure to costs that may not be recoverable from insurance. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


7. ACQUISITIONS

   In July 2001, Nuevo entered into a definitive agreement with Coho Anaguid, Inc, Anadarko Tunisia Anaguid Company, and Pioneer Natural Resources Anaguid Ltd., to acquire a portion of Coho's interest in the Anaguid Permit, a 1.1 million-acre permit located onshore southern Tunisia in the Ghadames Basin. Nuevo's 10.42% working interest increased to 22.5%, subject to approval by the Tunisian government. The Anaguid Permit, operated by Anadarko, is on trend with the prolific Hassi Berkine and El Borma fields located to the west in Algeria and Tunisia. Under the current work commitment, a well is expected to be drilled in the Anaguid Permit during the first quarter of 2002.

   In January 2001, the Company acquired approximately 2,900 acres previously held by Naftex ARM, LLC, in Kern County, California. The Company paid approximately $28.5 million in connection with this acquisition. The newly acquired acreage is southeast of the Company's interest in the Cymric field, and has current production of approximately 800 BOE per day, of which more than half is natural gas. In addition, the acreage provides significant development potential.

8. DIVESTITURES

   As of June 17, 2001, Nuevo relinquished the 1.9 million-acre Accra-Keta Permit offshore the Republic of Ghana. The Permit was relinquished prior to the commencement of the second phase of the work program. Nuevo was the operator of this Permit and held a 50% working interest. An impairment of $0.9 million was recorded during the second quarter of 2001 in connection with this relinquishment.

   In May 2000, the Company sold its working interest in the Las Cienegas field in California for proceeds of approximately $4.6 million. The Company reclassified these assets to assets held for sale during the third quarter of 1999, at which time it discontinued depleting and depreciating these assets. No impairment charge was recorded upon reclassification to assets held for sale. In connection with this sale, the Company unwound hedges of 2,800 BOPD for the period May 2000 through December 2000 and recorded an adjusted net gain on sale of approximately $0.9 million.

9. SHARE REPURCHASES

   On February 12, 2001, Nuevo's Board of Directors authorized the open market repurchase of an additional 1,000,000 shares of common stock increasing the amount authorized since December 1997 of up to 5,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the first quarter of 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. There were no shares repurchased during the second quarter of 2001. As of June 30, 2001, the Company has repurchased 3,608,900 shares since December 1997, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

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

   CAPITAL RESOURCES AND LIQUIDITY

   Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high-potential prospects. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities and property divestitures. Net cash provided by operating activities was $65.1 million and $36.3 million for the six months ended June 30, 2001 and 2000, respectively. The Company invested $104.1 million (including acquisitions of $28.5 million) and $43.2 million in oil and gas properties for the six months ended June 30, 2001 and 2000, respectively.

   The current borrowing base on the Company's credit facility is $225.0 million. At June 30, 2001, there were no outstanding borrowings under the revolving credit agreement. Accordingly, $225.0 million of committed revolving credit capacity was unused and available at June 30, 2001. At June 30, 2001, the Company had a working capital deficit of $31.7 million.

   On February 12, 2001, Nuevo's Board of Directors authorized the open market repurchase of an additional 1,000,000 shares of common stock increasing the amount authorized since December 1997 of up to 5,616,600 shares of outstanding Common Stock at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the first quarter of 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. There were no shares repurchased during the second quarter of 2001. As of June 30, 2001, the Company had repurchased 3,608,900 shares since December 1997, on a cumulative basis, at an average purchase price of $16.56 per share, including commissions, under the current share repurchase program.

   The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



   CAPITAL EXPENDITURES

   The Company anticipates spending an additional $65.0 million on development activities and an additional $18.0 million on exploration activities and other capital projects during the remainder of the year.

   Exploration and development expenditures, including acquisitions and amounts expensed under the successful efforts method, for the first six months of 2001 and 2000 are as follows (amounts in thousands):

                                                        For the Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                           2001        2000
                                                        ----------     -------
   Domestic                                               $ 92,663     $44,063
   International                                            14,297       4,515
                                                          --------     -------
        Total                                             $106,960     $48,578
                                                          ========     =======

   The following is a description of significant exploration and development activity during the first six months of 2001.

   Exploration Activity

   Domestic

   As part of its strategy to explore for deeper, larger prospects and lighter hydrocarbons onshore California, in January 2001 the Company acquired approximately 2,900 acres previously held by Naftex ARM, LLC, in Kern County, California for approximately $28.5 million. The newly acquired acreage is southeast of Nuevo's deep Point of Rocks ("POR") discovery, the Star Fee 701 well. While there is considerable exploration potential in this acreage, it has the additional benefit of current production of approximately 800 BOE per day, of which more than half is natural gas. In addition, the acreage provides significant development potential.

   The Star Fee 701 well has produced more than 250,000 BOE since mid-August 2000. The Star Fee 701 well is currently producing approximately 260 BOE per day, consisting of 30 API oil and just under 400 thousand cubic feet per day of associated gas, from a single sand package within the POR formation. This discovery well was drilled to a total depth of 11,200 feet and penetrated four POR sand packages. Total net pay from the upper two sand packages is approximately 500 feet. The production capability of the two lower zones is currently unknown.

   In June, Nuevo spud its second POR prospect, Cutthroat. The Cutthroat exploratory well will be drilled to a total depth of 14,000 feet and is designed to test five zones within the POR formation. The Cutthroat prospect is located on acreage acquired from Naftex ARM, LLC, in Kern County. During the second quarter, Nuevo acquired almost 100 miles of 2D seismic and purchased approximately 23 square miles of 3D seismic data in southern Kern County to better delineate the deep Star Fee structure and to help identify new opportunities within the POR trend.

   Two shallow Stevens Sand prospects, Moneypenny and Doubleshot, were drilled during the second quarter in the Buena Vista Hills area. Both wells were dry holes and Nuevo held a 30% working interest in each prospect. Net dry hole costs to Nuevo totaled about $375,000 for both wells.

   During the first quarter of 2001, Nuevo drilled a shallow gas discovery, the Golden 1-21 well, in Kern County California. This well was drilled to a total depth of 6,050 feet and initially produced at a rate of approximately 1 MMcfd. The Golden 1-21 well produced cumulative production of 32 MMcf.
   After an unsuccessful workover, the productive interval was found to be depleted, and the well will be plugged and abandoned.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Six exploration wells will spud in California in July and August. These include two Temblor Formation tests, Thunderball and Steelhead, two shallow gas wells, Brook and a follow-up to the Golden 1-21, and one Stevens Channel test, Goldeneye.

   International

   In July 2001, Nuevo entered into a definitive agreement with Coho Anaguid, Inc, Anadarko Tunisia Anaguid Company, and Pioneer Natural Resources Anaguid Ltd., to acquire a portion of Coho's interest in the Anaguid Permit, a 1.1 million-acre permit located onshore southern Tunisia in the Ghadames Basin. Nuevo's 10.42% working interest increased to 22.5%, subject to approval by the Tunisian government. The Anaguid Permit, operated by Anadarko, is on trend with the prolific Hassi Berkine and El Borma fields located to the west in Algeria and Tunisia. Under the current work commitment, a well is scheduled to be drilled in the Anaguid Permit during the fourth quarter 2001.

   During the past several years Nuevo has built a 2.2 million-acre portfolio of assets onshore and offshore Tunisia which includes the Anaguid Permit as well as two additional permits. Nuevo has a 100% interest and is operator of the 171,000-acre Alyane Permit located offshore Tunisia in the Gulf of Gabes. Nuevo also has a 42.8% non-operated interest in the 900,000-acre Fejaj Permit onshore Tunisia.

   As of June 17, 2001, Nuevo relinquished the 1.9 million-acre Accra-Keta Permit offshore the Republic of Ghana. The Permit was relinquished prior to the commencement of the second phase of the work program. Nuevo was the operator of this Permit and held a 50% working interest. During January and February 2001, Nuevo drilled the NAK #1 exploratory well in the Accra-Keta Permit, offshore the Republic of Ghana. This well was located in approximately 1,000 feet of water and was drilled to a total depth of 10,100 feet. The Company plugged and abandoned the NAK #1 well as a dry hole.
   Costs to drill this well were approximately $12.5 million (approximately $1.5 million net to Nuevo), and were incurred and expensed in the first quarter of 2001.

   Development Activity

   Domestic

   Due to recent high gas prices in California, Nuevo has deferred certain capital spending associated with its thermal operations, assuming gas prices
   remain at these high levels for the remainder of the year.   The Company is
   currently evaluating its plans after the recent reduction in California gas prices.

   Onshore California, the Company's single largest exploitation project in 2001 is the continuing development of its Star Fee acreage in the Cymric Field.
   In the first six months of 2001, this development included drilling 20 Diatomite development wells and one follow-up well to the highly successful Star Fee 701 well. The Star Fee 702 well is currently being completed and results should be reported in the third quarter of 2001.

   International

   During the first quarter of 2001, the Company replaced the pipelines from the two platforms in the Yombo field offshore Congo. The net cost of the pipeline replacements was approximately $5.0 million. In addition, three wells were drilled on the B Platform and one well on the A Platform as part of a five-well drilling program. These wells have been completed and are currently producing at a combined rate of approximately 4,000 BOPD. The remaining well in this program will be completed in July 2001.

   CALIFORNIA NATURAL GAS AND ELECTRICITY MARKETS

   The price of natural gas and the threat of electrical disruptions are factors that create volatility in the California oil and gas operations. Because of recent developments, Nuevo has made significant changes in its natural gas disposition and electricity production in California. Regarding natural gas, Nuevo has a net long position in California - producing more natural gas than consumed in thermal crude production. Moreover, as gas shortages occurred in California during late 2000 and early 2001, Nuevo diverted gas from its cyclic steaming operations to gas sales. The prices received for these gas sales were higher than would have been

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   received for oil produced from the cyclic operations using the gas sold. In the future, Nuevo's sale of its gas production or use of its gas production to generate steam for its cyclic operations will depend on market conditions in California for oil and natural gas.

   In California, Nuevo can generate a total of 22.5 Megawatts ("MW") of power at various sites. Two turbines came on-line at the Company's Brea Olinda field during 2000 and began using gas that was previously flared. Three turbines in Kern County can produce 12 MW of power and cogenerate 10% of Nuevo's total steam needs in thermal operations under normal conditions. By self-generating power in Kern County, Nuevo has reduced it exposure to rising electricity prices and unexpected power outages. Nuevo's facilities receive power under interruptible service contracts. Considering the fact that California is short of electricity and some Nuevo facilities receive interruptible service, the Company could experience periodic power interruptions. In addition, the State of California could change existing rules or impose new rules or regulations with respect to power that could impact the Company's operating costs.

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

   All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

   At June 30, 2001, the Company had recorded $7.2 million (net of related tax benefit of $4.8 million) of cumulative hedging losses in other comprehensive loss, of which $6.4 million (based on June 30, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

   As a result of hedging transactions, oil and gas revenues were reduced by $40.9 million and $51.3 million in the first six months of 2001 and 2000,
   respectively.   The portion of the Company's hedging transactions that was ineffective was $3,000 for the first six months of 2001 and was recorded in interest and other income.

   For the remainder of 2001, the Company has entered into swap arrangements for the third quarter on 20,000 BOPD at an average WTI price of $21.22 per Bbl, and for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per Bbl. On a physical volume basis, these hedges cover 39% of the Company's remaining estimated 2001 oil production.

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

   In February 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   due 2008 ("Notes") to a variable LIBOR-based rate. In addition, the swap arrangement also effectively hedged the price at which the Company could repurchase these Notes. For the six months ended June 30, 2000, the Company recorded an unrealized loss of $371,000 related to the change in the fair value of the Notes. This swap arrangement was settled in the third quarter of 2000.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2001 AND 2000)

   The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:


                                                                   Three Months
                                                                  Ended June 30,         %
                                                                  ---------------    Increase/
                                                                    2001     2000   (Decrease)
                                                                  ------   ------   ---------
   PRODUCTION:
     Oil and condensate - Domestic (MBBLS).....................    3,687    3,640           1%

     Oil and condensate - International (MBBLS)................      532      477          12%
                                                                  ------   ------
     Oil and condensate - Total (MBBLS)........................    4,219    4,117           2%

     Natural gas - Domestic (MMCF).............................    2,959    3,816         (22%)

     Natural gas liquids - Domestic (MBBLS)....................       51       44          16%

     Equivalent barrels of production - Domestic (MBOE)........    4,231    4,320          (2%)
     Equivalent barrels of production - International (MBOE)...      532      477          12%
                                                                  ------   ------
     Equivalent barrels of production - Total (MBOE)...........    4,763    4,797          (1%)

   AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................   $15.32   $13.12          17%
     Oil and condensate - International........................   $16.32   $15.37           6%
     Oil and condensate - Total................................   $15.44   $13.39          15%

     Natural gas - Domestic....................................   $11.45   $ 3.43         234%

   LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........   $10.95   $ 7.12          54%
     Average unit production cost(1) per BOE - International...   $ 5.06   $ 6.58         (23%)
     Average unit production cost(1) per BOE - Total...........   $10.30   $ 7.07          46%

    (1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the three months ended June 30, 2001, were $100.3 million, or 45% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 15% increase in realized oil prices and a 234% increase in realized gas prices. Second quarter 2001 oil price realizations reflect hedging losses of $19.4 million, or $4.60 per barrel compared with hedging losses of $24.8 million, or $6.03 per barrel in the second quarter of 2000.

Domestic: Oil and gas revenues for the three months ended June 30, 2001, were 48% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 17% improvement in average realized oil prices and a 234% improvement in average realized gas prices, slightly offset by a 2% decrease in total production. The realized oil price of $15.32 per barrel for the second quarter of 2001 includes negative hedging results of $5.26 per barrel of oil compared with a realized oil price of $13.12 per barrel for the second quarter of 2000, which includes negative hedging results of $6.81 per barrel of oil.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


International: Oil revenues for the three months ended June 30, 2001, increased 18% as compared to the same period in 2000. This increase relates to the timing of oil shipments and the recognition of revenue. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Revenue is then recognized at the date of shipment. There were no hedges in place for the second quarter of 2001 relating to international production. The realized oil price for the second quarter of 2000 includes hedging gains of $1.44 per barrel of oil.

Expenses

Lease Operating Expenses:

Lease operating expenses for the three months ended June 30, 2001, were $49.0 million, or 45% higher than for the three months ended June 30, 2000. The majority of this increase is due to a $9.7 million increase in steam costs related to the Company's thermal oil producing operations. Lease operating expenses per BOE were $10.30 in the second quarter of 2001, compared to $7.07 in the same period in 2000.

Domestic: Lease operating expenses per BOE were $10.95 in the second quarter of 2001, compared to $7.12 in the same period in 2000. Higher steam costs contributed to the higher lease operating expenses per BOE quarter over quarter.

International: Lease operating expenses per BOE were $5.06 in the second quarter of 2001, compared to $6.58 in the same period in 2000. The decrease in lease operating expenses per BOE is primarily attributable to the timing of oil shipments and the recognition of associated expenses. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Expense is then recognized at the date of shipment.

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $5.4 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001, exploration costs were comprised of $3.0 million in G&G, $0.5 million in dry hole costs, $0.1 million in delay rentals, $0.9 million in impairment costs associated with the Accra-Keta Prospect, and $0.9 million of other exploration related activities. For the three months ended June 30, 2000, exploration costs were comprised of $0.1 million of dry hole costs, $0.6 million in G&G, $0.2 million in delay rentals and $0.6 million of other exploration related activities.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the three months ended June 30, 2001, reflects a 35% increase from the same period in 2000, due to a higher depletion rate, which primarily resulted from a decrease in reserve estimates at year-end 2000 versus year-end 1999. The decrease in reserve estimates was due to higher gas prices, which are held flat under the SEC reserve case and adversely impact the economics of the Company's thermally produced oil fields.

Gain on Sale of Assets, net:

Gain on sale of assets for the three months ended June 30, 2001, was $0.2 million, representing subsequent sales price adjustments relating to the Company's sale of certain oil and gas properties in 2000. Gain on sale of assets for the three months ended June 30, 2000, was $0.4 million, representing subsequent sales price adjustments relating to the Company's sale of certain oil and gas properties in 1999.

General and Administrative Expenses:

General and administrative expenses were $9.2 million and $7.5 million in the three months ended June 30, 2001 and 2000, respectively. The 23% increase is due primarily to a $1.6 million severance payment related to the resignation of the Company's Chairman, President and Chief Executive Officer in May 2001.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Interest Expense:

Interest expense of $10.4 million for the three months ended June 30, 2001, increased 23% as compared to interest expense in the same period in 2000. The increase is primarily attributable to the issuance of 9 3/8% Senior Subordinated Notes due 2010 in the third quarter of 2000, partially offset by a decrease in outstanding borrowings on the Company's credit facility.

Other Expense:

The 96% decrease in other expense from the second quarter of 2000 to the second quarter of 2001 is primarily due to the $2.0 million accrual for a lawsuit settlement and $0.7 million in costs to evaluate potential business transactions, which were both included in other expense during the second quarter of 2000.

Net Income (Loss)

Net income of $2.7 million, $0.16 and $0.14 per common share - basic and diluted, respectivley, was reported for the three months ended June 30, 2001, as compared to a net loss of $0.7 million, $(0.04) per common share - basic and diluted, reported for the same period in 2000.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2001 AND 2000)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                        Six Months
                                                                       Ended June 30,       %
                                                                      ---------------   Increase/
                                                                       2001     2000    (Decrease)
                                                                      ------   ------   ---------
PRODUCTION:
     Oil and condensate - Domestic (MBBLS).....................        7,573    7,353           3%
     Oil and condensate - International (MBBLS)................          790      978         (19%)
                                                                      ------   ------
     Oil and condensate - Total (MBBLS)........................        8,363    8,331         ---

     Natural gas - Domestic (MMCF).............................        6,782    7,811         (13%)

     Natural gas liquids - Domestic (MBBLS)....................           94       85          11%

     Equivalent barrels of production - Domestic (MBOE)........        8,798    8,741           1%
     Equivalent barrels of production - International (MBOE)...          790      978         (19%)
                                                                      ------   ------
     Equivalent barrels of production - Total (MBOE)...........        9,588    9,719          (1%)

AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................       $15.39   $13.12          17%
     Oil and condensate - International........................       $17.31   $18.41          (6%)
     Oil and condensate - Total................................       $15.58   $13.75          13%

     Natural gas - Domestic....................................       $12.48   $ 2.91         329%

LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........       $11.51   $ 6.70          72%
     Average unit production cost(1) per BOE - International...       $ 6.43   $ 6.71         (4)%
     Average unit production cost(1) per BOE - Total...........       $11.09   $ 6.70          66%

(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the six months ended June 30, 2001, were $217.4 million, or 56% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 13% increase in realized oil prices and a 329% increase in realized gas prices. These increases were partially offset by a 19% decrease in international oil production that resulted from two pipeline replacements in the first quarter of 2001. First half 2001 oil price realizations reflect hedging losses of $40.9 million, or $4.89 per barrel, compared to hedging losses of $51.3 million, or $6.16 per barrel in the first half of 2000.

Domestic: Oil and gas revenues for the six months ended June 30, 2001, were 68% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 329% improvement in average realized gas prices and a 17% improvement in average realized oil prices. The realized oil price of $15.39 per barrel for the first half of 2001 includes negative hedging results of $40.9 million, or $5.40 per barrel of oil, compared to hedging losses of $53.4 million, or $7.26 per barrel in the first half of 2000.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


International: Oil revenues for the six months ended June 30, 2001 decreased 24% as compared to the same period in 2000. This increase relates to the timing of oil shipments and the recognition of revenue. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Revenue is then recognized at the date of shipment. There were no hedges in place for the second quarter of 2001 relating to international production. The realized oil price for the first half of 2000 includes hedging gains of $2.08 per barrel of oil.

Gain (loss) on Sale of Assets, net:

Loss on sale of assets for the six months ended June 30, 2001, was $0.1 million, representing subsequent sales price adjustments relating to the Company's sale of certain oil and gas properties in 2000. Gain on sale of assets for the six months ended June 30, 2000, was $0.5 million, primarily representing a gain on the sale of certain non-core California properties.

Expenses

Lease Operating Expenses:

Lease operating expenses for the six months ended June 30, 2001, were $106.3 million, or 63% higher than for the six months ended June 30, 2000. This increase is primarily due to a $31.1 million increase in steam costs resulting from higher natural gas prices. Lease operating expenses per BOE were $11.09 in the first half of 2001, compared to $6.70 in the same period in 2000.

Domestic: Lease operating expenses per BOE were $11.51 in the first half of 2001, compared to $6.70 in the same period in 2000. Higher steam costs accounted for $3.56 of the per BOE increase, period over period.

International: Lease operating expenses per BOE were $6.43 in the first half of 2001, compared to $6.71 in the same period in 2000. The increase in lease operating expenses per BOE is primarily attributable to the timing of oil shipments and the recognition of associated expenses. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Expense is then recognized at the date of shipment.

Exploration Costs:

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $8.0 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, exploration costs were comprised of $2.0 million of dry hole costs (for the dry hole in Ghana), $4.1 million in G&G, $0.1 million in delay rentals, $0.9 million in impairment costs associated with the Accra-Keta prospect, and $0.9 million of other exploration related activities. For the six months ended June 30, 2000, exploration costs were comprised of $3.8 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect offshore Ghana), $0.1 million in dry hole costs, $0.2 million in delay rentals, and $0.6 million of other exploration related activities.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the six months ended June 30, 2001, reflects a 28% increase from the same period in 2000 due to a higher depletion rate, which primarily resulted from a decrease in reserve estimates at year-end 2000 versus year-end 1999. The decrease in reserve estimates was due to higher gas prices, which are held flat under the SEC reserve case and adversely impact the economics of the Company's thermally produced oil fields

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


General and Administrative Expenses:

General and administrative expenses were $16.5 million and $16.2 million for the six months ended June 30, 2001 and 2000, respectively. The first six months of 2001 includes a positive adjustment to bonus accruals for 2000, which is offset by a $1.6 million severance payment related to the resignation of the Company's Chairman, President and Chief Executive Officer in May 2001.

Interest Expense:

Interest expense of $21.6 million for the six months ended June 30, 2001, increased 28% as compared to interest expense in the same period in 2000. The increase is primarily attributable to the issuance of 9 3/8% Senior Subordinated Notes due 2010 in the third quarter of 2000, partially offset by a decrease in outstanding borrowings on the Company's credit facility.

Other Expense:

The 51% decrease in other expense from the first half of 2000 to the first half of 2001 is primarily due to a $2.0 million accrual for a lawsuit settlement in 2000 and $0.7 million in costs to evaluate potential business transactions incurred during the second quarter of 2000.

Net Income (Loss)

Net income of $12.3 million, $0.74 and $0.71 per common share - basic and diluted, respectively, was reported for the six months ended June 30, 2001, as compared to net loss of $1.2 million, ($0.07) per common share - basic and diluted, reported for the same period in 2000.

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

                             NUEVO ENERGY COMPANY
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Notes to Condensed Consolidated Financial Statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the stockholders of the Company on May 23, 2001 the following matters were voted on with the following results:

(1) Isaac Arnold, Jr. was elected as a director of the Company with a total of 13,172,274 shares voting in favor and 280,382 shares withheld authority.

(2) Thomas D. Barrow was elected as a director of the Company with a total of 13,172,031 shares voting in favor and 280,625 shares withheld authority.

(3) David H. Batchelder was elected as a director of the Company with a total of 13,172,274 shares voting in favor and 280,382 shares withheld authority.

(4) Charles M. Elson was elected as a director of the Company with a total of 13,171,878 shares voting in favor and 280,778 shares withheld authority.

(5) Robert L. Gerry, III was elected as a director of the Company with a total of 13,172,031 shares voting in favor and 280,625 shares withheld authority.

(6) Gary R. Petersen was elected as a director of the Company with a total of 13,172,031 shares voting in favor and 280,625 shares withheld authority.

(7) David Ross was elected as a director of the Company with a total of 13,172,274 shares voting in favor and 280,382 shares withheld authority.

(8) Robert W. Shower was elected as a director of the Company with a total of 13,172,274 shares voting in favor and 280,382 shares withheld authority.

(9) The stockholders approved a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001, with a total of 13,346,381 shares voting in favor, a total of 98,684 shares voting against and a total of 7,591 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     None.

(B)  REPORTS ON FORM 8-K

     1) A Current Report on Form 8-K/A, dated April 4, 2001, reporting Item 4. Change in Registrant's Certifying Accountant was filed on April 4, 2001.

     2) A Current Report on Form 8-K, dated April 23, 2001, reporting Item 9. Regulation FD Disclosure was filed on April 23, 2001.

     3) A Current Report on Form 8-K, dated May 10, 2001, reporting Item 9. Regulation FD Disclosure was filed on May 10, 2001.

     4) A Current Report on Form 8-K, dated May 10, 2001, reporting Item 5. Other Business was filed on May 10, 2001.

     5) A Current Report on Form 8-K, dated June 15, 2001, reporting Item 9. Regulation FD Disclosure was filed on June 15, 2001.

     6) A Current Report on Form 8-K, dated June 29, 2001, reporting Item 9. Regulation FD Disclosure was filed on June 29, 2001.

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

                                    NUEVO ENERGY COMPANY
                                       (Registrant)



Date:  August 13, 2001              By:/s/  Phillip A. Gobe
       ---------------                    ----------------------------
                                            Phillip A. Gobe
                                            Interim President and Chief
                                            Executive Officer


Date:  August 13, 2001              By:/s/ Robert M. King
       ---------------                   --------------------------
                                           Robert M. King
                                           Senior Vice President and Chief
                                           Financial Officer