Form 10-Q
period 2001-09-30
NUEVO ENERGY CO
filed 2001-11-13
CIK 861819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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



As of November 8, 2001, the number of outstanding shares of the Registrant's common stock was 16,996,112.

                             NUEVO ENERGY COMPANY

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements
 Condensed Consolidated Balance Sheets:
  September 30, 2001 (Unaudited) and December 31, 2000....................   3
 Condensed Consolidated Statements of Operations (Unaudited):
  Three and nine months ended September 30, 2001 and September 30, 2000... 4 Condensed Consolidated Statements of Cash Flows (Unaudited):
  Nine months ended September 30, 2001 and September 30, 2000.............   6
 Notes to Condensed Consolidated Financial Statements (Unaudited).........   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................  14


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......  23


PART II.  OTHER INFORMATION...............................................  24

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                             NUEVO ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)


                                                                                            September 30, 2001    December 31, 2000
                                                                                            -------------------   ------------------
                                      ASSETS                                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...............................................................           $    2,888           $   39,447
 Accounts receivable, net................................................................               56,102               71,777
 Product inventory.......................................................................                2,561                3,230
 Prepaid expenses and other..............................................................               11,567                4,042
                                                                                                    ----------           ----------
   Total current assets..................................................................               73,118              118,496
                                                                                                    ----------           ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land....................................................................................               58,807               53,246
 Oil and gas properties (successful efforts method)......................................            1,231,707            1,102,233
 Gas plant facilities....................................................................                8,723               12,020
 Other facilities........................................................................               14,214               12,907
                                                                                                    ----------           ----------
                                                                                                     1,313,451            1,180,406
 Accumulated depreciation, depletion and amortization....................................             (556,591)            (496,444)
                                                                                                    ----------           ----------
                                                                                                       756,860              683,962
                                                                                                    ----------           ----------
DEFERRED TAX ASSETS, NET.................................................................                9,650               16,282
OTHER ASSETS.............................................................................               25,423               29,284
                                                                                                    ----------           ----------
                                                                                                    $  865,051           $  848,024
                                                                                                    ==========           ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................................................................           $   21,308           $   25,895
  Accrued interest.......................................................................               15,278                5,757
  Accrued drilling costs.................................................................               20,829               12,467
  Accrued lease operating costs..........................................................               27,395               30,037
  Other accrued liabilities..............................................................                8,367               17,668
                                                                                                    ----------           ----------
      Total current liabilities..........................................................               93,177               91,824
                                                                                                    ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES................................................              409,577              409,727
OTHER LONG-TERM LIABILITIES..............................................................                7,093                8,356
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF NUEVO FINANCING I........................................................              115,000              115,000
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized, 20,905,796 and 20,620,296 shares issued and  16,880,080 and 16,632,318 shares outstanding at September 30, 2001
   and December 31, 2000, respectively...................................................                  209                  206
  Additional paid-in capital.............................................................              366,479              361,643
  Treasury stock, at cost, 3,909,684 and 3,813,074 shares, at
     September 30, 2001 and December 31, 2000, respectively..............................              (76,275)             (74,703)
  Stock held by benefit trust, 116,032 and 174,904 shares, at
     September 30, 2001 and December 31, 2000, respectively..............................               (2,565)              (3,646)
  Deferred stock compensation............................................................                 (724)                (602)
  Other comprehensive income.............................................................                2,982                  ---
  Accumulated deficit....................................................................              (49,902)             (59,781)
                                                                                                    ----------           ----------
      Total stockholders' equity.........................................................              240,204              223,117
                                                                                                    ----------           ----------
                                                                                                    $  865,051           $  848,024
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

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)



                                                    Three Months Ended
                                                      September 30,
                                                    ------------------
                                                      2001       2000
                                                    -------    -------
REVENUES:
 Oil and gas revenues............................   $82,584    $90,002
 Gain on sale of assets, net.....................        78        ---
 Interest and other income.......................       481      2,264
                                                    -------    -------
                                                     83,143     92,266
                                                    -------    -------
COSTS AND EXPENSES:
 Lease operating expenses........................    40,167     38,526
 Exploration costs...............................     5,959        791
 Depreciation, depletion and amortization........    18,790     18,563
 Loss on sale of assets, net.....................       ---        520
 General and administrative expenses.............     9,502      7,354
 Interest expense, net...........................    10,635      9,789
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)...............     1,653      1,653
 Other expense...................................       321        572
                                                    -------    -------
                                                     87,027     77,768
                                                    -------    -------
(Loss) income before income taxes................    (3,884)    14,498

(Benefit) provision for income taxes.............    (1,501)     5,843
                                                    -------    -------

NET (LOSS) INCOME................................   $(2,383)   $ 8,655
                                                    =======    =======
(LOSS) EARNINGS PER SHARE:

Basic:
(Loss) earnings per common share.................    $(0.14)     $0.50
                                                    =======    =======
Weighted average common shares outstanding.......    16,877     17,425
                                                    =======    =======
DILUTED:
(Loss) earnings per common share.................    $(0.14)     $0.48
                                                    =======    =======
Weighted average common and dilutive potential
common shares outstanding........................    16,877     17,886
                                                    =======    =======

    See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in Thousands, Except per Share Data)

                                                             Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
REVENUES:
 Oil and gas revenues.....................................   $299,990   $229,359
 Interest and other income................................      1,427      3,085
                                                             --------   --------
                                                              301,417    232,444
                                                             --------   --------
COSTS AND EXPENSES:
 Lease operating expenses.................................    146,492    103,609
 Exploration costs........................................     14,006      5,533
 Depreciation, depletion and amortization.................     58,815     49,954
 Loss on sale of assets, net..............................         53         14
 General and administrative expenses......................     26,007     23,590
 Interest expense, net....................................     32,219     26,596
  Dividends on Guaranteed Preferred
   Beneficial Interests in Company's
   Convertible Debentures (TECONS)........................      4,959      4,959
 Other expense............................................      2,213      4,419
                                                             --------   --------
                                                              284,764    218,674
                                                             --------   --------
Income before income taxes and cumulative effect..........     16,653     13,770
Provision for income taxes................................      6,774      5,550
                                                             --------   --------
Earnings before cumulative effect.........................      9,879      8,220

Cumulative effect of a change in accounting principle,
   net of related tax benefit of $537.....................        ---       (796)
                                                             --------   --------
NET INCOME................................................   $  9,879   $  7,424
                                                             ========   ========
EARNINGS PER SHARE:

Basic:
 Income before cumulative effect..........................   $   0.59   $   0.47
 Cumulative effect of a change in accounting principle,
   net of income tax benefit..............................        ---      (0.05)
                                                             --------   --------
 Net income...............................................   $   0.59   $   0.42
                                                             ========   ========
Weighted average common shares outstanding................     16,686     17,509
                                                             ========   ========

DILUTED:
 Income before cumulative effect..........................   $   0.57   $   0.45
 Cumulative effect of a change in accounting principle,
   net of income tax benefit..............................        ---      (0.04)
                                                             --------   --------
 Net income...............................................   $   0.57   $   0.41
                                                             ========   ========
Weighted average common and dilutive potential
    common shares outstanding.............................     17,101     18,013
                                                             ========   ========


     See accompanying notes to condensed consolidated financial statements.

                              NUEVO ENERGY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in Thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                       2001         2000
                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................  $   9,879   $    7,424
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization......     58,815       49,954
     Impairment of oil and gas properties..........      1,014          ---
     Cumulative effect of a change in accounting
      principle, net of income tax benefit.........        ---          796
     Loss on sale of assets, net...................         53           14
     Dry hole costs................................      6,492           91
     Amortization of other costs...................      1,797        1,396
     Deferred taxes................................      6,750        5,922
     Other.........................................        272           55
                                                     ---------    ---------
                                                        85,072       65,652
  Changes in assets and liabilities:
  Accounts receivable..............................     15,246      (10,771)
  Accounts payable and accrued liabilities.........      1,250        5,413
  Other............................................         61        3,650
NET CASH PROVIDED BY OPERATING ACTIVITIES..........    101,629       63,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties................   (104,223)     (76,216)
 Acquisitions of oil and gas properties............    (28,456)         ---
 Additions to other facilities.....................     (6,868)      (2,510)
Proceeds from sales of properties..................        ---        2,584
NET CASH USED IN INVESTING ACTIVITIES..............   (139,547)     (76,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings...........................     99,950      197,100

 Payments of long-term debt........................   (100,100)    (128,873)
 Deferred financing and modification costs.........        (97)      (4,964)
 Treasury stock purchases..........................     (2,085)     (12,540)
 Proceeds from issuance of common stock............      3,691        2,462
                                                     ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........      1,359       53,185
                                                     ---------    ---------
 Net (decrease) increase in cash and
  cash equivalents.................................    (36,559)      40,987
 Cash and cash equivalents at beginning of period..     39,447       10,288
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........  $   2,888    $  51,275
                                                     =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amounts capitalized)...........  $  20,943   $  19,143
   Income taxes....................................  $     375   $     ---

     See accompanying notes to condensed consolidated financial statements.

                             NUEVO ENERGY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the financial statements and notes to financial statements in the 2000 Form 10-K of Nuevo Energy Company (the "Company").

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

   DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

   All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

   At September 30, 2001, the Company had recorded $3.0 million (net of related tax expense of $2.0 million) of cumulative hedging gains in other comprehensive income, of which $2.0 million (based on September 30, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

   As a result of hedging transactions, oil and gas revenues were reduced by $51.0 million and $83.9 million in the first nine months of 2001 and 2000,
   respectively.   The portion of the Company's hedging transactions that was ineffective was $0.1 million for the first nine months of 2001 and was recorded in interest and other income.

   For the remainder of 2001, the Company has entered into swap arrangements for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. On a physical volume basis, these hedges cover 37% of the Company's remaining estimated 2001 oil production.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per Bbl, on 2,000 BOPD for the second quarter at an average WTI price of $23.50 per Bbl, on 6,800 BOPD for the third quarter at an average WTI price of $23.20 per Bbl, and 5,000 BOPD for the fourth quarter at an average WTI price of $23.90. The swap arrangements for the second and third quarter were purchased subsequent to September 30, 2001, and accordingly are not reflected in the accompanying financial statements. In addition, for 2002 the Company purchased put options with a WTI strike price of $22.00 per Bbl on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

   In February 1999, the Company entered into a swap arrangement with a major financial institution that effectively converted the interest rate on $16.4 million notional amount of the 9 1/2 % Senior Subordinated Notes due 2008 ("Notes") to a variable, LIBOR-based rate. In addition, the swap arrangement also effectively hedged the price at which the Company could repurchase these Notes. This swap arrangement was settled in the third quarter of 2000.

   COMPREHENSIVE INCOME

   Comprehensive income includes net income and all changes in other comprehensive income (loss) including, among other things, foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and changes in the fair value of derivatives designated as cash-flow hedges. Comprehensive income for the first nine months of 2001 and 2000 was as follows:

                                                  2001                2000
                                                --------              ------
       Net income                               $  9,879              $7,424
       Comprehensive loss                        (11,515)                ---
       Reclassification entry                     30,473                 ---
                                                --------              ------
       Total comprehensive income               $ 28,837              $7,424
                                                ========              ======

   RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as resolve implementation issues related to SFAS No. 121. The Company expects to adopt SFAS No. 144 effective January 1, 2002, and does not expect such adoption to have a material impact on its financial condition or results of operations.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated/depleted over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not yet determined the timing of adoption.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)


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

   In accordance with SFAS No. 121, the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for using the successful efforts method of accounting, on a depletable unit basis whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. SFAS No. 121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company recognizes an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)

3. INDUSTRY SEGMENT INFORMATION

   As of September 30, 2001, the Company's oil and gas exploration and production operations were concentrated primarily in two geographic regions: domestically, onshore and offshore California, and internationally, offshore the Republic of Congo in West Africa (the "Congo").

                                                       For the Nine Months
                                                        Ended September 30,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
                                                            (amounts in
                                                             thousands)
 Sales to unaffiliated customers:
  Oil and gas - Domestic.............................   $274,070    $199,550
  Oil and gas - International........................     25,920      29,809
                                                        --------    --------
 Total sales.........................................    299,990     229,359
  Loss on sale of assets, net........................        (53)        (14)
  Other revenues.....................................      1,427       3,085
                                                        --------    --------
 Total revenues......................................   $301,364    $232,430
                                                        ========    ========
 Operating profit before income taxes:
  Oil and gas - Domestic.............................   $ 76,455    $ 61,019
  Oil and gas - International........................      4,169       9,230
                                                        --------    --------
                                                          80,624      70,249
 Unallocated corporate expenses......................     26,793      24,924
 Interest expense, net...............................     32,219      26,596
 Dividends on TECONS.................................      4,959       4,959
                                                        --------    --------
  Income before income taxes and cumulative effect...   $ 16,653    $ 13,770
                                                        ========    ========

 Depreciation, depletion and amortization:
  Oil and gas - Domestic.............................   $ 50,257    $ 42,418
  Oil and gas - International........................      6,881       6,437
  Other..............................................      1,677       1,099
                                                        --------    --------
                                                        $ 58,815    $ 49,954
                                                        ========    ========


4. LONG-TERM DEBT

   Long-term debt consists of the following (amounts in thousands):

                                                 September 30,    December 31,
                                                      2001            2000
                                                 -------------    ------------
9 3/8% Senior Subordinated Notes due 2010........  $150,000         $150,000
9 1/2% Senior Subordinated Notes due 2008........   257,210          257,310
9 1/2% Senior Subordinated Notes due 2006........     2,367            2,417
                                                   --------         --------
    Total long-term debt.........................  $409,577         $409,577
                                                   ========         ========

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)

5. EARNINGS PER SHARE COMPUTATION

   SFAS No. 128 requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share ("EPS") computation to
   the numerator and denominator of the diluted EPS computation.   In the three-
   month period ended September 30, 2001, there were no potentially dilutive common shares. The Company's reconciliation is as follows (amounts in thousands):

                                                                         For the Three Months Ended September 30,
                                                                  -------------------------------------------------------
                                                                             2001                           2000
                                                                  -------------------------       ------------------------
                                                                    Loss            Shares          Income          Shares
                                                                  -------           ------         -------         -------
(Loss) earnings  per  Common share - Basic...............         $(2,383)          16,877         $8,655          17,425
Effect of dilutive securities:
   Stock options.........................................             ---              ---            ---             297
  Benefit Trust..........................................             ---              ---            (50)            164
                                                                  -------           ------         ------          ------
(Loss) earnings per Common share - Diluted...............         $(2,383)          16,877         $8,605          17,886
                                                                  =======           ======         ======          ======

                                                                         For the Nine Months Ended September 30,
                                                                  -------------------------------------------------------
                                                                             2001                           2000
                                                                  -------------------------       ------------------------
                                                                  Income            Shares          Income          Shares
                                                                  -------           ------         -------         -------
Earnings before cumulative effect
   per Common share - Basic..............................          $9,879           16,686         $8,220          17,509
Effect of dilutive securities:
   Stock options.........................................             ---              262            ---             350
   Benefit Trust.........................................            (194)             153            (35)            154
                                                                   ------           ------         ------          ------
Earnings before cumulative effect
   per Common share - Diluted............................          $9,685           17,101         $8,185          18,013
                                                                   ======           ======         ======          ======

   Certain of the Company's stock options and benefit trust shares that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive in the periods presented.

6. CONTINGENCIES AND OTHER MATTERS

   On September 14, 2001 during an annual inspection, the Company discovered fractures in the heat affected zone of certain flanges on its pipeline that connects its Point Pedernales field with onshore processing facilities. The Company elected to shut-in production in the field while repairs are being made. The daily net production associated with this field is approximately 5,000 barrels of crude oil and 1.2 MMcf of gas, representing approximately 11% of Nuevo's daily production. The Company intends to replace the damaged flanges, as well as others which have not shown signs of damage at this time. The cost of repair is expected to be partially covered by insurance. The Company may have exposure to costs that may not be recoverable from insurance, including those associated with repair of undamaged equipment. Such costs are not expected to be material to the Company's operating results, financial condition or liquidity.

   On June 15, 2001, the Company experienced a failure of a carbon dioxide treatment vessel at the Rincon Onshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event and the cause of the failure is under investigation. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of gas, representing approximately 6% of Nuevo's daily production. Crude oil production resumed in early July and full gas sales resumed by mid August. The cost of repair, less a $50,000 deductible, is expected to be covered by insurance. The Company may have exposure to costs that may not be recoverable from insurance. Such costs would not be expected to be material to the Company's operating results, financial condition or liquidity.

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)

   On September 22, 2000, the Company was named as a defendant in the lawsuit Thomas Wachtell et. al. v. Nuevo Energy Company et. al. in the Superior Court of Los Angeles County, California. The Company successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegations that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Sacate field, and, (iii) the Company has failed to recognize the plaintiffs interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. The Company has not yet been required to file an answer, but believes the allegations are without merit and intends to vigorously contest these claims. Management does not believe that the outcome of this matter will have a material adverse impact on the Company's operating results, financial condition or liquidity.

   In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by insurance held by the Company, less the Company's deductibles of $120,000. Additionally, the Company has exposure to certain costs that are expected to be recoverable from insurance, including certain fines, penalties, and damages, for which the Company has accrued $0.7 million as of September 30, 2001 and December 31, 2000, as a receivable and payable. The Company may also have exposure to costs that may not be recoverable from insurance. Such costs are not quantifiable at this time, but are not expected to be material to the Company's operating results, financial condition or liquidity.

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

                             NUEVO ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (UNAUDITED)

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

   In January 2001, the Company acquired approximately 2,900 acres previously held by Naftex ARM, LLC, in Kern County, California. The Company paid approximately $28.5 million in connection with this acquisition. The newly acquired acreage is southeast of the Company's interest in the Cymric field, and has current production of approximately 1,018 BOE per day, of which more than half is natural gas. In addition, the acreage provides significant development potential.

8. DIVESTITURES

   As of June 17, 2001, Nuevo relinquished the 1.9 million-acre Accra-Keta Permit offshore the Republic of Ghana. The Permit was relinquished prior to the commencement of the second phase of the work program. Nuevo was the operator of this Permit and held a 50% working interest. An impairment of $1.0 million was recorded during the second and third quarters of 2001 in connection with this relinquishment.

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

9. SHARE REPURCHASES

   On February 12, 2001, Nuevo's Board of Directors authorized the open market repurchase of an additional 1,000,000 shares of common stock increasing the amount authorized since December 1997 of up to 5,616,600 shares. Repurchases may be made at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the first quarter of 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. There were no shares repurchased during the second or third quarters of 2001. As of September 30, 2001, the Company had repurchased a total of 3,608,900 shares since December 1997, at an average purchase price of $16.56 per share, including commissions.

                             NUEVO ENERGY COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document are forward-looking statements, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document and in the Company's Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

CAPITAL RESOURCES AND LIQUIDITY

Since inception, the Company has expanded its operations through a series of disciplined, low-cost acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. The Company has complemented these efforts with divestitures of non-core assets and an opportunistic exploration program, which provides exposure to high-potential prospects. The funding of these activities has historically been provided by operating cash flows, bank financing, private and public placements of debt and equity securities and property divestitures. Net cash provided by operating activities was $101.6 million and $63.9 million for the nine months ended September 30, 2001 and 2000, respectively. The Company invested $139.5 million (including acquisitions of $28.5 million) and $76.1 million in oil and gas properties for the nine months ended September 30, 2001 and 2000, respectively.

The current borrowing base on the Company's credit facility is $225.0 million. At September 30, 2001, there were no outstanding borrowings under the revolving credit agreement. Accordingly, $225.0 million of committed revolving credit capacity was unused and available at September 30, 2001. At September 30, 2001, the Company had a working capital deficit of $20.1 million.

On February 12, 2001, Nuevo's Board of Directors authorized the open market repurchase of an additional 1,000,000 shares of common stock increasing the amount authorized since December 1997 of up to 5,616,600 shares. Repurchases may be made at times and at prices deemed appropriate by management and consistent with the authorization of the Board. During the first quarter of 2001, the Company repurchased 127,800 shares at an average purchase price of $16.32 per share, including commissions. There were no shares repurchased during the second or third quarters of 2001. As of September 30, 2001, the Company had repurchased a total of 3,608,900 shares since December 1997, at an average purchase price of $16.56 per share, including commissions.

The Company believes its cash flow from operations and available financing sources are sufficient to meet its obligations as they become due and to finance its exploration and development programs.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   CAPITAL EXPENDITURES

   The Company anticipates spending an additional $21.8 million on development activities and an additional $6.3 million on exploration activities and other capital projects during the remainder of the year.

   Exploration and development expenditures, including acquisitions and amounts expensed under the successful efforts method, for the first nine months of 2001 and 2000 are as follows (amounts in thousands):

                                    For the Nine Months Ended
                                           September 30,
                               ------------------------------------
                                 2001                        2000
                               --------                     -------
   Domestic                    $121,651                     $75,726
   International                 20,815                       7,536
                               --------                     -------
        Total                  $142,466                     $83,262
                               ========                     =======

   The following is a description of significant exploration and development activity during the first nine months of 2001.

   Exploration Activity

   Domestic

   Nuevo has drilled to a total depth of 11,914' on the Cutthroat prospect located 3 1/2 miles to the southeast from the Star Fee 701 discovery. The well is currently being evaluated. This prospect is targeting the second Point of Rocks structure.

   The Thunderball prospect is currently drilling below 13,200' and has a programmed total depth of 19,500'. Nuevo holds a 30% working interest with Occidental of California as operator. This well is targeting the Temblor formation beneath the Buena Vista Hills field.

   Four prospects, Goldeneye, Steelhead, Golden, and Brook, were drilled during the third quarter in the Buena Vista Hills area and east of the Cymric Field. All of these wells were dry holes and net dry hole costs to Nuevo totaled approximately $3.0 million.

   International

   In early October, Nuevo's operator for the Anaguid Permit, Anadarko, initiated the acquisition of an additional 303 kilometers of 2-D seismic to further delineate lead areas that were highlighted from the 1200-kilometer program completed earlier this year. Nuevo's net cost (22.5% working interest) is approximately $300,000. The Anaguid Permit is on trend with the prolific Hassi Berkine and El Borma fields located to the west in Algeria and Tunisia. Under the current work commitment, a well is scheduled to be drilled in the Anaguid Permit early next year.

   Development Activity

   Domestic

   With the recent lower gas prices, Nuevo has resumed cyclic steaming operations on its existing wells. The Company continues to evaluate its plan for resuming continuous injection and capital spending for new thermal projects.

   Onshore California, the Company's single largest exploitation project in 2001 is the continuing development of its Star Fee acreage in the Cymric Field.
   In the first nine months of 2001, this development included drilling 20 Diatomite development wells and one follow-up well to the highly successful Star Fee 701 well. Star Fee 702 was completed in August and is currently producing 380 BOE per day from the second Point of Rocks interval.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   International

   During the first quarter of 2001, the Company replaced the pipelines from the two platforms in the Yombo field offshore Congo. The net cost of the pipeline replacements was approximately $5.3 million. In addition, three wells were drilled on the B Platform and two wells on the A Platform as part of a five-well drilling program. These wells have been completed and are currently producing at a combined rate of approximately 3,900 BOPD.

   CALIFORNIA NATURAL GAS AND ELECTRICITY MARKETS

   The price of natural gas and the threat of electrical disruptions are factors that create volatility in the California oil and gas operations. Because of recent developments, Nuevo has made significant changes in its natural gas disposition and electricity production in California. Regarding natural gas, Nuevo has a net long position in California - producing more natural gas than consumed in thermal crude production. Moreover, as gas shortages occurred in California during late 2000 and early 2001, Nuevo diverted gas from its cyclic steaming operations to gas sales. The prices received for these gas sales were higher than would have been received for oil produced from the cyclic operations using the gas sold. In the future, Nuevo's sale of its gas production or use of its gas production to generate steam for its cyclic operations will depend on market conditions in California for oil and natural gas.

   In California, Nuevo can generate a total of 22.5 Megawatts ("MW") of power at various sites. Two turbines came on-line at the Company's Brea Olinda field during 2000 and began using gas that was previously flared. Three turbines in Kern County can produce 12 MW of power and cogenerate 10% of Nuevo's total steam needs in thermal operations under normal conditions. By self-generating power in Kern County, Nuevo has reduced it exposure to rising electricity prices and unexpected power outages. Nuevo's facilities receive power under interruptible service contracts. Given the uncertainty of the California electricity market over the last year, Nuevo's facilities that receive interruptible service could experience periodic power interruptions. In addition, the State of California could change existing rules or impose new rules or regulations with respect to power that could impact the Company's operating costs.

   DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect transition adjustment of $(16.0) million (net of related tax benefit of $10.8 million) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

   All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently uses swaps and options to hedge its exposure to material changes in the future price of crude oil.

   At September 30, 2001, the Company had recorded $3.0 million (net of related tax expense of $2.0 million) of cumulative hedging gains in other comprehensive income, of which $2.0 million (based on September 30, 2001 forecasted future prices) is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   As a result of hedging transactions, oil and gas revenues were reduced by $51.0 million and $83.9 million in the first nine months of 2001 and 2000,
   respectively.   The portion of the Company's hedging transactions that was ineffective was $0.1 million for the first nine months of 2001 and was recorded in interest and other income.

   For the remainder of 2001, the Company has entered into swap arrangements for the fourth quarter on 15,500 BOPD at an average WTI price of $22.95 per barrel. On a physical volume basis, these hedges cover 37% of the Company's remaining estimated 2001 oil production.

   For 2002, the Company has entered into swap arrangements on 12,500 BOPD for the first quarter at an average WTI price of $25.91 per Bbl, on 2,000 BOPD for the second quarter at an average WTI price of $23.50 per Bbl, on 6,800 BOPD for the third quarter at an average WTI price of $23.20 per Bbl, and 5,000 BOPD for the fourth quarter at an average WTI price of $23.90. The swap arrangements for the second and third quarter were purchased subsequent to September 30, 2001, and accordingly are not reflected in the accompanying financial statements. In addition, for 2002 the Company purchased put options with a WTI strike price of $22.00 per Bbl on 19,000 BOPD for the second quarter, and on 14,000 BOPD for both the third and fourth quarters. All of these agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as resolve implementation issues related to SFAS No. 121. The Company expects to adopt SFAS No. 144 effective January 1, 2002, and does not expect such adoption to have a material impact on its financial condition or results of operations.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated/depleted over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not yet determined the timing of adoption.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000)

   The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                     Three Months
                                                                  Ended September 30,       %
                                                                  -------------------    Increase/
                                                                     2001       2000    (Decrease)
                                                                    ------     ------   ---------
   PRODUCTION:
     Oil and condensate - Domestic (MBBLS).....................      3,521      3,999         (12%)
     Oil and condensate - International (MBBLS)................        568        479          19%
                                                                    ------     ------
     Oil and condensate - Total (MBBLS)........................      4,089      4,478          (9%)

     Natural gas - Domestic (MMCF).............................      3,022      3,636         (17%)

     Natural gas liquids - Domestic (MBBLS)....................         48         48         ---

     Equivalent barrels of production - Domestic (MBOE)........      4,072      4,652         (12%)
     Equivalent barrels of production - International (MBOE)...        568        479          19%
                                                                    ------     ------
     Equivalent barrels of production - Total (MBOE)...........      4,640      5,131         (10%)

   AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................     $16.70     $14.51          15%
     Oil and condensate - International........................     $21.79     $24.65         (12%)
     Oil and condensate - Total................................     $17.40     $15.60          12%

     Natural gas - Domestic....................................     $ 3.45     $ 5.24         (34%)

   LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........     $ 8.67     $ 7.46          16%
     Average unit production cost(1) per BOE - International...     $ 8.54     $ 7.94           8%
     Average unit production cost(1) per BOE - Total...........     $ 8.66     $ 7.51          15%

-----------------
    (1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the three months ended September 30, 2001, were $82.6 million, or 8% lower than oil and gas revenues for the same period in 2000. This decrease is primarily due to a 10% decrease in total production as well as a 34% decrease in gas price realizations, partially offset by a 12% increase in oil price realizations. Third quarter 2001 oil price realizations reflect hedging losses of $10.2 million, or $2.49 per barrel compared with hedging losses of $32.6 million, or $7.27 per barrel in the third quarter of 2000.

Domestic: Oil and gas revenues for the three months ended September 30, 2001, were 10% lower than oil and gas revenues for the same period in 2000. This decrease is primarily due to a 12% decrease in total production. The realized oil price of $16.70 per barrel for the third quarter of 2001 includes negative hedging results of $2.89 per barrel of oil compared with a realized oil price of $14.51 per barrel for the third quarter of 2000, which includes negative hedging results of $8.39 per barrel of oil.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International: Oil revenues for the three months ended September 30, 2001, increased 5% as compared to the same period in 2000. This increase relates to the timing of oil shipments and the recognition of revenue. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Revenue is then recognized at the date of shipment. There were no hedges in place for the third quarter of 2001 relating to international production. The realized oil price for the third quarter of 2000 includes hedging gains of $2.06 per barrel of oil.

Other Income:

Interest and other income decreased 79% to $0.5 million for the three months ended September 30, 2001. The primary reason for the decrease relates to the payment of $1.5 million to the Company during the third quarter of 2000 in association with a settlement related to the employee fraud which occurred during the first quarter of 1999.

Expenses

Lease Operating Expenses:

Lease operating expenses for the three months ended September 30, 2001, were $40.2 million, or 4% higher than for the three months ended September 30, 2000. Lease operating expenses per BOE were $8.66 in the third quarter of 2001, compared to $7.51 in the same period in 2000.

Domestic: Lease operating expenses per BOE were $8.67 in the third quarter of 2001, compared to $7.46 in the same period in 2000. Lower production as well as increased steam costs contributed to the higher lease operating expenses per BOE quarter over quarter.

International: Lease operating expenses per BOE were $8.54 in the third quarter of 2001, compared to $7.94 in the same period in 2000. The increase in lease operating expenses per BOE is primarily attributable to the timing of oil shipments and the recognition of associated expenses. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Expense is then recognized at the date of shipment.

Exploration Costs:

Exploration costs, including geological and geophysical ("G&G") costs, dry hole costs, delay rentals and expensed project costs, were $6.0 million and $0.8 million for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001, exploration costs were comprised of $0.9 million in G&G (primarily for 2-D seismic processing in California and in North Africa), $4.5 million in dry hole costs, $0.1 million in impairment costs associated with the Accra-Keta Prospect, and $0.5 million of other exploration related activities. For the three months ended September 30, 2000, exploration costs were comprised of $0.7 million in G&G (primarily for consulting costs and 2-D seismic processing in California) and $0.1 of miscellaneous project costs.

General and Administrative Expenses:

General and administrative expenses were $9.5 million and $7.4 million in the three months ended September 30, 2001 and 2000, respectively. The 29% increase is due primarily to certain costs incurred associated with professional consultation.

Interest Expense:

Interest expense of $10.6 million for the three months ended September 30, 2001, increased 9% as compared to interest expense in the same period in 2000. The increase is primarily attributable to the issuance of 9 3/8% Senior Subordinated Notes due 2010 at the end of the third quarter of 2000, partially offset by a decrease in outstanding borrowings on the Company's credit facility.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net (Loss) Income

Net loss of $2.4 million, ($0.14) per common share - basic and diluted, was reported for the three months ended September 30, 2001, as compared to net income of $8.7 million, $0.50 and $0.48 per common share - basic and diluted, respectively, reported for the same period in 2000.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000)

The following table sets forth certain operating information of the Company (inclusive of the effect of crude oil and natural gas hedging) for the periods presented:

                                                                     Nine Months
                                                                  Ended September 30,       %
                                                                  -------------------    Increase/
                                                                      2001       2000   (Decrease)
                                                                   -------    -------   ---------
PRODUCTION:
     Oil and condensate - Domestic (MBBLS).....................     11,099     11,352          (2%)
     Oil and condensate - International (MBBLS)................      1,353      1,457          (7%)
                                                                   -------    -------
     Oil and condensate - Total (MBBLS)........................     12,452     12,809          (3%)

     Natural gas - Domestic (MMCF).............................      9,803     11,447         (14%)

     Natural gas liquids - Domestic (MBBLS)....................        142        133           7%

     Equivalent barrels of production - Domestic (MBOE)........     12,875     13,393          (4%)
     Equivalent barrels of production - International (MBOE)...      1,353      1,457          (7%)
                                                                   -------    -------
     Equivalent barrels of production - Total (MBOE)...........     14,228     14,850          (4%)

AVERAGE SALES PRICE:
     Oil and condensate - Domestic.............................    $ 15.80    $ 13.61          16%
     Oil and condensate - International........................    $ 19.26    $ 20.46          (6%)
     Oil and condensate - Total................................    $ 16.18    $ 14.39          12%

     Natural gas - Domestic....................................    $  9.69    $  3.65         165%

LEASE OPERATING EXPENSE:
     Average unit production cost(1) per BOE - Domestic........    $ 10.61    $  6.96          52%
     Average unit production cost(1) per BOE - International...    $  7.34    $  7.12           3%
     Average unit production cost(1) per BOE - Total...........    $ 10.30    $  6.98          48%

---------------
(1) Costs incurred to operate and maintain wells and related equipment and facilities, including ad valorem and severance taxes.

Revenues

Oil and Gas Revenues:

Oil and gas revenues for the nine months ended September 30, 2001, were $300.0 million, or 31% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 12% increase in average realized oil prices and a 165% increase in realized gas prices. These increases were partially offset by a 7% decrease in international oil production that resulted from two pipeline replacements in the first quarter of 2001. The first nine months of 2001 oil price realizations reflect hedging losses of $51.0 million, or $4.10 per barrel, compared to hedging losses of $83.9 million, or $6.55 per barrel in the comparable period of 2000.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Domestic: Oil and gas revenues for the nine months ended September 30, 2001, were 37% higher than oil and gas revenues for the same period in 2000. This increase is primarily due to a 165% improvement in average realized gas prices and a 16% improvement in average realized oil prices. The realized oil price of $15.80 per barrel for the first nine months of 2001 includes negative hedging results of $51.0 million, or $4.60 per barrel of oil, compared to hedging losses of $86.9 million, or $7.66 per barrel in the first nine months of 2000.

International: Oil revenues for the nine months ended September 30, 2001 decreased 13% as compared to the same period in 2000. This decrease relates to the timing of oil shipments and the recognition of revenue. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Revenue is then recognized at the date of shipment. There were no hedges in place for the third quarter of 2001 relating to international production. The realized oil price for the first nine months of 2000 includes hedging gains of $2.08 per barrel of oil.

Expenses

Lease Operating Expenses:

Lease operating expenses for the nine months ended September 30, 2001, were $146.5 million, or 41% higher than for the nine months ended September 30, 2000. This increase is primarily due to a $26.0 million increase in steam costs resulting from higher natural gas prices. Lease operating expenses per BOE were $10.30 in the first nine months of 2001, compared to $6.98 in the same period in 2000.

Domestic: Lease operating expenses per BOE were $10.61 in the first nine months of 2001, compared to $6.96 in the same period in 2000. Higher steam costs
accounted for $2.02 of the per BOE increase, period over period.   Lower
production also contributed to the higher lease operating expense per BOE, period over period.

International: Lease operating expenses per BOE were $7.34 in the first nine months of 2001, compared to $7.12 in the same period in 2000. The slight increase in lease operating expenses per BOE is primarily attributable to the timing of oil shipments and the recognition of associated expenses. Current production is stored and inventory is recorded on the balance sheet at the lower of cost or market. Expense is then recognized at the date of shipment.

Exploration Costs:

Exploration costs, including G&G costs, dry hole costs, delay rentals and expensed project costs, were $14.0 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, exploration costs were comprised of $6.5 million of dry hole costs, $5.0 million in G&G (primarily for seismic acquisitions and processing in California), $0.1 million in delay rentals, $1.0 million in impairment costs associated with the Accra-Keta prospect, and $1.4 million of other exploration related activities. For the nine months ended September 30, 2000, exploration costs were comprised of $4.4 million in G&G (primarily for 3-D seismic acquisition and processing in the Accra-Keta prospect offshore Ghana), $0.8 million of other project costs, $0.2 million in delay rentals, and $0.1 million in dry hole costs.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization for the nine months ended September 30, 2001, reflects an 18% increase from the same period in 2000 due to higher depletion rates as a result of the decrease in reserve estimates due to higher gas prices, which are held flat under the SEC reserve case and adversely impact the economics of the Company's thermally produced oil fields.

                             NUEVO ENERGY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and Administrative Expenses:

General and administrative expenses were $26.0 million and $23.6 million for the nine months ended September 30, 2001 and 2000, respectively. The first nine months of 2001 includes a positive adjustment to bonus accruals for 2000, which is offset by a $1.6 million severance payment related to the resignation of the Company's Chairman, President and Chief Executive Officer in May 2001. In addition, the nine months ended September 30, 2001 include fees incurred associated with professional consultation.

Interest Expense:

Interest expense of $32.2 million for the nine months ended September 30, 2001, increased 21% as compared to interest expense in the same period in 2000. The increase is primarily attributable to the issuance of 9 3/8% Senior Subordinated Notes due 2010 in the late third quarter of 2000, partially offset by a decrease in outstanding borrowings on the Company's credit facility.

Other Expense:

The 50% decrease in other expense from the first nine months of 2000 to the first nine months of 2001 is primarily due to a $2.0 million accrual for a lawsuit settlement in 2000.

Net Income

Net income of $9.9 million, $0.59 and $0.57 per common share - basic and diluted, respectively, was reported for the nine months ended September 30, 2001, as compared to net income of $7.4 million, $0.42 and $0.41 per common share - basic and diluted, respectively, reported for the same period in 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.  Material Contracts
          10.1 Employment Agreement with James L. Payne

(b)  REPORTS ON FORM 8-K

     1) A Current Report on Form 8-K, dated October 19, 2001, reporting Item 5. Other Business and announcing the appointment of James L. Payne as the company's President, Chairman and Chief Executive Officer was filed on October 19, 2001.

     2) A Current Report on Form 8-K, dated October 17, 2001, reporting Item 9. Regulation FD Disclosure was filed on October 17, 2001.

     3)  A Current Report on Form 8-K, dated September 24, 2001, reporting Item
         9. Regulation FD Disclosure was filed on September 24, 2001.

     4) A Current Report on Form 8-K, dated August 9, 2001, reporting Item 9. Regulation FD Disclosure was filed on August 9, 2001.

     5) A Current Report on Form 8-K, dated July 25, 2001, reporting Item 9. Regulation FD Disclosure was filed on July 25, 2001.

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

                                    NUEVO ENERGY COMPANY
                                         (Registrant)

Date:  November 13, 2001            By: /s/James L. Payne
                                        ----------------------------------
                                        President, Chief Executive Officer
                                         and Chairman


Date:  November 13, 2001            By: /s/Robert M. King
                                        ----------------------------------
                                        Senior Vice President and
                                        Chief Financial Officer