Form 10-Q
period 2002-03-31
NUEVO ENERGY CO
filed 2002-05-15
CIK 861819

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

     (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR


         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________


                         COMMISSION FILE NUMBER 1-10537



                              NUEVO ENERGY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                 76-0304436
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


1021 MAIN, SUITE 2100, HOUSTON, TEXAS                     77002
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 652-0706


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share. Shares outstanding on May 10, 2002:
17,083,426.

================================================================================

                              NUEVO ENERGY COMPANY
                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                                          PART I

       Item 1.      Financial Statements
                        Condensed Consolidated Statements of Income.....................................           3
                        Condensed Consolidated Balance Sheets...........................................           4
                        Condensed Consolidated Statements of Cash Flows.................................           5
                        Condensed Consolidated Statements of Comprehensive Income (Loss)................           6
                        Notes to the Condensed Consolidated Financial Statements........................           7

       Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations....................................................           12
                    Cautionary Statement for Purposes of the "Safe Harbor"
                           Provisions of the Private Securities Litigation Reform Act of 1995...........           17
       Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................           17

                                                          PART II

       Item 1.      Legal Proceedings...................................................................           18
       Item 2.      Changes in Securities and Use of Proceeds...........................................           18
       Item 3.      Defaults Upon Senior Securities.....................................................           18
       Item 4.      Submission of Matters to a Vote of Security-Holders.................................           18
       Item 5.      Other Information...................................................................           18
       Item 6.      Exhibits and Reports on Form 8-K....................................................           18
                    Signatures .........................................................................           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Quarter Ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
Revenues
     Crude oil and liquids ...........................................     $     70,925      $     66,430
     Natural gas .....................................................            7,201            50,723
     Other income ....................................................                6                88
                                                                           ------------      ------------
                                                                                 78,132           117,241
                                                                           ------------      ------------
Costs and expenses
     Lease operating expenses ........................................           38,064            57,287
     Exploration costs ...............................................            1,058             2,665
     General and administrative expenses .............................            6,083             7,276
     Depreciation, depletion and amortization ........................           19,158            19,627
     Other ...........................................................               24             1,793
     Loss on disposition of properties ...............................               --               329
                                                                           ------------      ------------
                                                                                 64,387            88,977
                                                                           ------------      ------------

Income from operations ...............................................           13,745            28,264

     Derivative gain (loss) ..........................................             (756)               (7)
     Interest income .................................................              108               617
     Interest expense ................................................           (9,004)          (11,135)
     Dividends on Company-Obligated Mandatorily Redeemable
       Convertible Preferred Securities of Nuevo Financing I
       (TECONS) ......................................................           (1,653)           (1,653)
                                                                           ------------      ------------

Income before income tax .............................................            2,440            16,086

Income tax expense
     Current .........................................................               --               560
     Deferred ........................................................              978             5,923
                                                                           ------------      ------------
                                                                                    978             6,483
                                                                           ------------      ------------
Net income ...........................................................     $      1,462      $      9,603
                                                                           ============      ============

Earnings per common share
     Basic ...........................................................     $       0.09      $       0.58
                                                                           ============      ============
     Diluted .........................................................     $       0.08      $       0.57
                                                                           ============      ============

Weighted average shares outstanding
     Basic ...........................................................           17,000            16,533
                                                                           ============      ============
     Diluted .........................................................           17,176            17,003
                                                                           ============      ============


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               March 31,       December 31,
                                                                                                 2002              2001
                                                                                             ------------      ------------
                                                                                              (UNAUDITED)
                                                           ASSETS
Current assets
     Cash and cash equivalents .........................................................     $      2,299      $      7,110
     Accounts receivable, net ..........................................................           44,539            48,304
     Inventory .........................................................................            4,051             3,839
     Assets held for sale ..............................................................              819               819
     Assets from price risk management activities ......................................            2,039            19,610
     Prepaid expenses and other ........................................................            3,759             2,050
                                                                                             ------------      ------------
         Total current assets ..........................................................           57,506            81,732
                                                                                             ------------      ------------
Property and equipment, at cost
     Land ..............................................................................           56,751            55,859
     Oil and gas properties (successful efforts method) ................................        1,029,693         1,014,429
     Gas plant facilities ..............................................................            8,723             8,723
     Other facilities ..................................................................           10,487            10,365
                                                                                             ------------      ------------
                                                                                                1,105,654         1,089,376
     Accumulated depreciation, depletion and amortization ..............................         (443,931)         (424,837)
                                                                                             ------------      ------------
         Total property and equipment, net .............................................          661,723           664,539
                                                                                             ------------      ------------
Deferred tax assets, net ...............................................................           69,345            70,013
Other assets ...........................................................................           22,679            23,528
                                                                                             ------------      ------------
              Total assets .............................................................     $    811,253      $    839,812
                                                                                             ============      ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable ..................................................................     $     27,958      $     35,771
     Accrued interest ..................................................................           13,409             5,635
     Other accrued liabilities .........................................................           38,338            57,718
                                                                                             ------------      ------------
         Total current liabilities .....................................................           79,705            99,124
                                                                                             ------------      ------------

Long-term debt (Note 4) ................................................................          441,789           450,444
Other long-term liabilities ............................................................           25,713            15,337
TECONS .................................................................................          115,000           115,000
Commitments and contingencies (Note 7)
Stockholders' equity
     Preferred stock, 7% Cumulative Convertible, $1.00 par value, 10,000,000
       shares authorized;  none issued and outstanding in 2002 and 2001 ................               --                --
     Common stock, $0.01 par value, authorized 50,000,000 shares; issued
       20,998,662 shares in 2002 and 20,905,796 shares in 2001 .........................              210               209
     Additional paid-in capital ........................................................          366,903           366,792
     Treasury stock (at cost)  3,877,077 shares in 2002 and 3,902,721 shares in 2001 ...          (75,809)          (75,855)
     Stock held by benefit trust, 61,209 shares in 2002 and 122,995 shares in 2001 .....             (998)           (2,919)
     Deferred stock compensation .......................................................             (798)             (902)
     Accumulated other comprehensive income (loss) .....................................           (2,972)           11,534
     Accumulated deficit ...............................................................         (137,490)         (138,952)
                                                                                             ------------      ------------
         Total stockholders' equity ....................................................          149,046           159,907
                                                                                             ------------      ------------
              Total liabilities and stockholders' equity ...............................     $    811,253      $    839,812
                                                                                             ============      ============


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Quarter Ended March 31,
                                                                               2002              2001
                                                                           ------------      ------------
Cash flows from operating activities
   Net income ........................................................     $      1,462      $      9,603
   Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation, depletion and amortization .....................           19,158            19,627
        Dry hole costs ...............................................               90             1,482
        Amortization of debt financing costs .........................              602               596
        Loss on sale of assets, net ..................................               --               329
        Deferred income taxes ........................................              978             5,923
        Other ........................................................              797             1,030
                                                                           ------------      ------------
                                                                                 23,087            38,590
   Working capital changes, net of non-cash transactions
        Accounts receivable ..........................................            3,765           (14,380)
        Accounts payable .............................................           (7,813)           19,207
        Other ........................................................           (6,717)          (12,007)
                                                                           ------------      ------------

             Net cash provided by operating activities ...............           12,322            31,410
                                                                           ------------      ------------

Cash flows from investing activities
   Additions to oil and gas properties ...............................          (15,354)          (23,006)
   Acquisitions of oil and gas properties ............................               --           (28,168)
   Additions to gas plant and other facilities .......................           (1,013)             (654)
                                                                           ------------      ------------

             Net cash used in investing activities ...................          (16,367)          (51,828)
                                                                           ------------      ------------
Cash flows from financing activities
   Debt issuance and modification costs ..............................               --               (97)
   Payments of long-term debt ........................................               --               (25)
   Net repayments of credit facility .................................           (1,525)               --
   Proceeds from exercise of stock options ...........................              759                --
   Purchase of treasury shares .......................................               --            (2,085)
                                                                           ------------      ------------

             Net cash used in financing activities ...................             (766)           (2,207)
                                                                           ------------      ------------

Decrease in cash and cash equivalents ................................           (4,811)          (22,625)
Cash and cash equivalents
    Beginning of period ..............................................            7,110            39,447
                                                                           ------------      ------------
    End of period ....................................................     $      2,299      $     16,822
                                                                           ============      ============


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Quarter Ended March 31,
                                                                                              2002              2001
                                                                                          ------------      ------------

Net income ..........................................................................     $      1,462      $      9,603
   Unrealized gains (losses) from cash flow hedging activity:
       Cumulative-effect transition adjustment (net of tax of $10,784 in
          2001) .....................................................................               --           (15,976)
       Reclassification of initial cumulative effect transition adjustment at
        original value (net of tax of $1,122 in 2002 and $6,084 in 2001) ............           (1,662)            9,013
       Additional reclassification adjustments for changes in initial value
        to settlement date ( net of tax of $766 in 2002 and $1,328 in 2001) .........           (1,134)            1,967
       Changes in fair value of derivative instruments during the  period
        (net of tax of $7,905 in 2002 and $6,883 in 2001) ...........................          (11,710)          (10,196)
                                                                                          ------------      ------------
          Other comprehensive income (loss) .........................................          (14,506)          (15,192)
                                                                                          ------------      ------------
   Comprehensive income (loss) ......................................................     $    (13,044)     $     (5,589)
                                                                                          ============      ============


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in the Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income, cash flows or stockholders' equity.

         Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to our Form 10-K for a further discussion of those policies.

         Accounting for the Impairment or Disposal of Long-Lived Assets.

         In October 2001, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of this statement effective January 1, 2002 and it had no impact on our financial statements.

         Accounting for Asset Retirement Obligations.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement

2. RESTRUCTURING CHARGES

         Termination of Outsourcing Agreements.

         Effective March 15, 2002, we terminated two outsourcing agreements with the objective of exercising greater control over certain operating functions and lowering our costs. The terminated outsourcing agreements related to the California field operations and human resources. We now employ a majority of the field employees currently working on our California properties and the human resources function was brought in-house.

         Reorganization of Exploration and Production Operations.

         We have reorganized our exploration and production operations in an effort to create a smaller, more focused exploitation program and eliminated our California exploration program. In connection with the reorganization, approximately 20 technical positions were eliminated in late 2001.

         The following table details the amounts related to our restructuring:

                                            Liability at                      Liability at
                                            December 31,     Payments in        March 31,
                                                2001             2002             2002
                                            ------------     ------------     ------------
                                                            (In thousands)
         Severance and benefits .......     $      1,675     $      1,452     $        223
         Contract termination .........            2,681            2,512              169
                                            ------------     ------------     ------------
                                            $      4,356     $      3,964     $        392
                                            ============     ============     ============

         We expect that the balance of the restructuring liability will be paid during the second quarter of 2002.

3. EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The reconciliation is as follows:

                                                                              Quarter Ended March 31,
                                                          ------------------------------------------------------------
                                                                      2002                            2001
                                                          ----------------------------     ---------------------------
                                                          Net Income         Shares        Net Income        Shares
                                                          -----------      -----------     -----------     -----------
                                                                                 (In thousands)
         Earnings - Basic ...........................     $     1,462           17,000     $     9,603          16,533
         Effect of dilutive securities
             Stock options and restricted stock .....              --              122              --             292
             Shares held by benefit trust ...........             (38)              54              48             178
                                                          -----------      -----------     -----------     -----------
         Earnings - Diluted .........................     $     1,424           17,176     $     9,651          17,003
                                                          ===========      ===========     ===========     ===========

4. LONG-TERM DEBT

         Our long-term debt consisted of the following:

                                                                                  March 31,       December 31,
                                                                                    2002              2001
                                                                                ------------      ------------
                                                                                        (In thousands)
         9 3/8% Senior Subordinated Notes due 2010 ........................     $    150,000      $    150,000
         9 1/2 % Senior Subordinated Notes due 2008 .......................          257,210           257,210
         9 1/2 % Senior Subordinated Notes due 2006 .......................            2,367             2,367
         Bank credit facility (3.58% on March 31, 2002 and  3.71% on
             December 31, 2001) ...........................................           39,975            41,500
                                                                                ------------      ------------
             Total debt ...................................................          449,552           451,077
         Interest rate swaps fair value adjustment ........................           (7,763)             (633)
                                                                                ------------      ------------
         Long-term debt ...................................................     $    441,789      $    450,444
                                                                                ============      ============

5. FINANCIAL INSTRUMENTS

         We have entered into commodity swaps, put options and interest rate swaps. The commodity swaps and put options are designated as cash flow hedges and the interest rate swaps are designated as fair value hedges in accordance with SFAS 133. Quantities covered by the commodity swaps and put options are based on West Texas Intermediate ("WTI") barrels. Our production is expected to average 72% of WTI, therefore, each WTI barrel hedges 1.37 barrels of our production.

Derivative Instruments Designated as Cash Flow Hedges

         At March 31, 2002, we had entered into the following cash flow hedges:

                                                WTI
                                            Barrels Per       Average
                                                Day         Price / Bbl
                                            -----------     -----------
         Swaps
           Second quarter 2002 ........          13,000           24.45
           Third quarter 2002 .........          13,000           23.95
           Fourth quarter 2002 ........          13,000           24.12
           First quarter 2003 .........           8,000           23.59
           Second quarter 2003 ........           6,000           23.30
           Third quarter 2003 .........           6,000           23.21
         Put Options
           Second quarter 2002 ........          14,000           22.00
           Third quarter 2002 .........           9,000           22.00
           Fourth quarter 2002 ........           9,000           22.00

         Subsequent to March 31, 2002, we entered into the following cash flow hedges:

                                                   WTI
                                               Barrels Per       Average
                                                   Day         Price / Bbl
                                               -----------     -----------
         Second quarter 2002 .............           4,000     $     26.56
         Third quarter 2002 ..............           5,000           26.55
         Fourth quarter 2002 .............           4,000           26.07
         First quarter 2003 ..............           2,000           24.50
         Second quarter 2003 .............           4,000           24.13
         Third quarter 2003 ..............           4,000           23.91
         Fourth quarter 2003 .............           8,000           23.34

     Derivative Instruments Designated as Fair Value Hedges

         We have entered into three interest rate swap agreements with notional amounts totaling $200 million, to hedge the fair value of our 9 1/2% Notes due 2008 and our 9 3/8 % Notes due 2010. These swaps are designated as fair value hedges and are reflected as a reduction of long-term debt of $7.8 million as of March 31, 2002, with a corresponding increase in other long-term liabilities. Under the terms of the agreements for the 9 3/8 % Notes, the counterparty pays us a weighted average fixed annual rate of 9 3/8 % on total notional amounts of $150 million, and we pay the counterparty a variable annual rate equal to the six-month and three-month LIBOR rate plus a weighted average rate of 3.49%. Under the terms of the agreement for the 9 1/2% Notes, the counterparty pays us a weighted average fixed annual rate of 9 1/2% on total notional amounts of $50 million, and we pay the counterparty a variable annual rate equal to the six-month LIBOR rate plus a weighted average rate of 3.92%.

     Derivative Instruments Not Designated as Hedges

         In December 2001, Enron Corp. ("Enron") and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Once a deterioration in creditworthiness creates uncertainty as to whether the future cash flows from the hedging instrument will be highly effective in offsetting the hedged risk, the derivative instrument is no longer considered highly effective and no longer qualifies for hedge accounting treatment. At such time, the fair value of the derivative asset or liability is adjusted to its new fair value, with the change in value being charged to current earnings. The net gain or loss of the derivative instruments previously reported in other comprehensive income remains in accumulated other comprehensive income and is reclassified into earnings during the period in which the originally designated hedge items affect earnings. At March 31, 2002, a deferred gain of $2.2 million remains in accumulated other comprehensive income related to the outstanding Enron options, which will be reclassified into earnings when the hedged production occurs, during the remainder of 2002.

         In 2001 and 2000, we entered into call spreads with the anticipation of using the proceeds to offset the Unocal Contingent payment. Subsequent to entering into the call spreads, the market fell and as a result, offsetting call spreads were purchased to economically nullify the trade. All of our existing call spreads had been offset through the purchase of a mirror spread, however, the call spread with Enron was cancelled. The remaining mirror call spread is not designated as a hedge instrument and is marked-to-market with changes in fair value recognized in earnings. The value decreased during the quarter ended March 31, 2002 and we recorded a loss of $0.6 million. At March 31, 2002, $1.7 million is reflected in other long-term liabilities.

6. SEGMENTS

         Our operations are the exploration for and production of crude oil and natural gas. For segment reporting purposes, domestic producing areas have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Financial information by reportable segment is presented below:

                                                                     For the Quarter Ended March 31, 2002
                                                      -----------------------------------------------------------------
                                                      Oil and Gas      Oil and Gas
                                                       Domestic          Foreign           Other(1)           Total
                                                      ------------     ------------      ------------      ------------
                                                                              (In thousands)
         Revenues from external customers .......     $     70,728     $      7,398      $          6      $     78,132
         Operating income before income tax .....           18,126            2,344           (18,030)            2,440

                                                                     For the Quarter Ended March 31, 2001
                                                      -----------------------------------------------------------------
                                                      Oil and Gas      Oil and Gas
                                                       Domestic          Foreign           Other(1)           Total
                                                      ------------     ------------      ------------      ------------
                                                                              (In thousands)
         Revenues from external customers .......     $    112,161     $      4,992      $         88      $    117,241
         Operating income before income tax .....           38,114             (510)          (21,518)           16,086

----------

         (1) Includes unallocated corporate expenses.

7. CONTINGENCIES AND OTHER MATTERS

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiff's allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Pescado and Sacate field, and (iii) we have failed to recognize the plaintiff's interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. We intend to vigorously contest these claims.

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

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects our Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 barrels of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by our insurance, less a deductible of $0.1 million. As of March 31, 2002, we had received insurance reimbursements of $4.2 million, with a remaining insurance receivable of $0.5 million. We also have exposure to costs that may not be recoverable from insurance, including certain fines, penalties, and damages and certain legal fees. Such costs are not quantifiable at this time, but are not expected to be material to our operating results, financial condition or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         Our results of operations are significantly affected by fluctuations in oil and gas prices. Success in acquiring oil and gas properties and our ability to maintain or increase production through exploitation activities has also significantly affected our operating results. The following table reflects our production and average prices for oil and natural gas:

                                                  Quarter Ended March 31,
                                                   2000              2001
                                               ------------      ------------
         Crude Oil and Liquids
            Sales Volumes (MBbls/day)
               Domestic ..................             41.5              43.7
               Foreign ...................              5.0               2.8
                                               ------------      ------------
                  Total ..................             46.5              46.5
                                               ============      ============

            Sales Prices ($/Bbl)
               Unhedged ..................     $      15.82      $      20.99
               Hedged ....................            16.94             15.86

            Revenues ($/thousands)
               Domestic ..................     $     59,038      $     83,168
               Foreign ...................            7,651             6,039
               Congo Earnout .............             (253)           (1,047)
               Marketing Fees ............             (194)             (253)
               Hedging ...................            4,683           (21,477)
                                               ------------      ------------
                    Total ................     $     70,925      $     66,430
                                               ============      ============

         Natural Gas
            Sales Volumes (MMcf/day)
               Domestic ..................             36.2              42.5
                                               ============      ============

            Sales Prices ($/Mcf)
               Unhedged ..................     $       2.21      $      13.26

            Revenues ($/thousands)
               Domestic ..................     $      7,289      $     51,112
               Marketing Fees ............              (88)             (389)
                                               ------------      ------------
                    Total ................     $      7,201      $     50,723
                                               ============      ============

----------

Below is a list of terms commonly used in the oil and gas industry.


/d       =  per day

Bbl      =  barrel of crude oil or other liquid hydrocarbons

Bcf      =  billion cubic feet of natural gas

Bcfe     =  billion cubic feet of natural gas equivalent

BOE      =  barrel of oil equivalent, converting gas to oil at the ratio of 6
            Mcf of gas to 1 Bbl of oil

BOPD     =  barrel of oil per day

MBbl     =  thousand barrels

Mcf      =  thousand cubic feet of natural gas

MMBbl    =  million barrels of oil or other liquid hydrocarbons.

MMcf     =  million cubic feet of natural gas

MBOE     =  thousand barrels of oil equivalent

MMBOE    =  million barrels of oil equivalent

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         We had net income of $1.5 million, or $0.08 per diluted share for the quarter ended March 31, 2002 as compared to net income of $9.6 million, or $0.57 per diluted share in the same period of 2001.

Revenues

         Oil and Gas Revenues. Oil and gas revenues decreased 33% to $78.1 million for the quarter ended March 31, 2002 from $117.2 million in the same period of 2001 due to significantly lower natural gas prices and lower production which was partially offset by hedging gains in 2002. The realized oil price in the first quarter of 2002 was $16.94 per Bbl, an increase of $1.08 per Bbl from the same period in 2001. Oil production in the Congo increased 2.2 MBbls per day due to the favorable results of development drilling last year. The increase was offset by a 2.2 MBbls per day decrease in domestic oil production where production was lower from our thermal properties which is continuing to rise in response to the resumption of steaming in the second half of last year. We had hedging gains of $4.7 million in the first quarter of 2002 compared to a hedging loss of $21.5 million in same period of 2001. Natural gas production averaged 36.2 MMcf per day in the first quarter of 2002, declining 15% from the 2001 period of 42.5 MMcf per day. The decline was primarily due to lower domestic production onshore and offshore California. The first quarter 2002 realized natural gas price was $2.21 per Mcf, which decreased 83% from $13.26 per Mcf in the prior year period.

Costs and Expenses

          Costs and Expenses. Lease operating expenses ("LOE") for the quarter ended March 31, 2002 totaled $38.1 million, as compared to $57.3 million for the 2001 period. The 34% decrease in LOE is principally due to lower steam and workover costs in our California operations. Exploration costs were $1.1 million in the quarter ended March 31, 2002, a decrease from $2.7 million in the same period of 2001 which had $1.5 million of dry hole costs associated with our exploratory well offshore the Republic of Ghana. Depreciation, depletion and amortization ("DD&A") decreased to $19.2 million in first quarter of 2002 primarily due to lower gas production. The DD&A rate was $4.05 per BOE in the 2002 period compared to $4.07 per BOE in 2001. General and administrative expense of $6.1 million in 2002 was $1.2 million lower than the comparable period in 2001 due to lower headcount and the timing of expenses.

         Derivative Gain (Loss). Our derivative loss for the quarter ended March 31, 2002 is comprised of a loss on our mark-to-market derivatives of $0.6 million and $0.1 million of ineffectiveness on our hedges.

         Interest Expense. Interest expense of $9.0 million in the quarter ended March 31, 2002 decreased 19% compared to interest expense of $11.1 million in the same period of 2001. The decrease is primarily due to the benefit of our interest rate swaps in 2002 of $1.9 million which more than offset higher average borrowings.

         Dividends. Dividends on the TECONS were $1.7 million in both quarters ended March 31, 2002 and 2001. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996.

         Income Tax. We had income tax expense of $1.0 million in the quarter ended March 31, 2002 compared to an expense of $6.5 million in the prior year period. Our effective income tax rate was 40.1% in 2002 and 40.3% in 2001.

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

         Net cash provided by operating activities was $12.3 million in the quarter ended March 31, 2002. During that time period, we invested $15.4 million in oil and gas properties and $1.0 million on gas plant and other facilities.

         We believe our working capital, cash flow from operations and available financing sources are sufficient to meet our obligations as they become due and to finance our capital budget through 2002. We have a $225 million borrowing base under our Credit Agreement. Under the most restrictive covenant, $100 million is available at March 31, 2002 of which we had drawn $40.0 million under the agreement. In late December 2001 and early January 2002, we entered into interest rate swaps totaling $200 million; $150 million on our 9 3/8 % Notes and $50 million on our 9 1/2% Notes.

CONTINGENCIES AND OTHER MATTERS

      Legal Proceedings

         On September 14, 2001, during an annual inspection, we discovered fractures in the heat affected zone of certain flanges on our pipeline that connects the Point Pedernales field with onshore processing facilities. We voluntarily elected to shut-in production in the field while repairs were being made. The daily net production from this field was approximately 5,000 barrels of crude oil and 1.2 MMcf of natural gas, representing approximately 11% of our daily production. We replaced the damaged flanges, as well as others which had not shown signs of damage. Certain costs of repair and costs related to business interruption are expected to be partially covered by insurance. We may have exposure to costs that may not be recoverable from insurance, including those associated with the repair of undamaged equipment. We resumed production in January 2002.

         On June 15, 2001, we experienced a failure of a carbon dioxide treatment vessel at the Rincon Onshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of natural gas, representing approximately 6% of our daily production. Crude oil production resumed in early July and full gas sales resumed by mid August. The cost of repair, less a $50,000 deductible, is expected to be covered by insurance. We may have exposure to costs that may not be recoverable from insurance.

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Pescado and Sacate fields and (iii) we have failed to recognize the plaintiffs' interests in the Tranquillon Ridge project. The plaintiffs have not specified damages. We intend to vigorously contest these claims.

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

         In connection with our February 1995 acquisitions of two subsidiaries owning interests in the Yombo field offshore Congo, we and a wholly-owned subsidiary of CMS Gas Co. agreed with the seller of the subsidiaries not to claim certain tax losses ("dual consolidated losses") incurred by such subsidiaries prior to the acquisitions. Under the tax law in the Congo, as it existed when this acquisition took place, if an entity is acquired in its entirety and that entity has certain tax attributes, for example tax loss carryforwards from operations in the Republic of Congo, the subsequent owners of that entity can continue to utilize those losses without restriction. Pursuant to the agreement, we and CMS may be liable to the seller for the recapture of dual consolidated losses (net operating losses of any domestic corporation that are subject to an income tax of a foreign country without regard to the source of its income or on a residence basis) utilized by the seller in years prior to the acquisitions if certain triggering events occur, including:

     o   a disposition by either us or CMS of its respective Congo subsidiary,

     o   either Congo subsidiary's sale of its interest in the Yombo field,

     o   the acquisition of us or CMS by another consolidated group or

     o the failure of CMS's Congo subsidiary or us to continue as a member of its respective consolidated group.

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

         In 1996, the Congo government requested that the convention governing the Marine 1 Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). We are under no obligation to convert to a PSA, and our existing convention is valid and protected by law. Our position is that any conversion to a PSA would have no detrimental impact to us, otherwise, we will not agree to any such conversion. Discussions with the government have been ongoing intermittently since early 1997. To date, no final agreement has been reached concerning conversion to a PSA.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in this item updates, and should be read in conjunction with Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

         There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None.

     (b) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUEVO ENERGY COMPANY
                                                    (Registrant)

Date:    May 15, 2002                  By:      /s/ James L. Payne
      ------------------                        --------------------------------
                                                James L. Payne
                                                Chairman, President and
                                                Chief Executive Officer


Date:    May 15, 2002                  By:      /s/ Janet F. Clark
      ------------------                        --------------------------------
                                                Janet F. Clark
                                                Senior Vice President and
                                                Chief Financial Officer