Form 10-Q
period 2002-06-30
NUEVO ENERGY CO
filed 2002-08-14
CIK 861819

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, par value $.01 per share. Shares outstanding on
                          August 8, 2002: 17,188,623.



================================================================================

                              NUEVO ENERGY COMPANY
                                TABLE OF CONTENTS



                                                                                                          PAGE
                                                                                                       ------------


                                     PART I

     Item 1.       Financial Statements
                       Condensed Consolidated Statements of Income...................................        3
                       Condensed Consolidated Balance Sheets.........................................        4
                       Condensed Consolidated Statements of Cash Flows...............................        5
                       Condensed Consolidated Statements of Comprehensive Income (Loss)..............        6
                       Notes to the Condensed Consolidated Financial Statements......................        7

     Item 2.       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations..................................................       14
                   Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995.........       20
     Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................       20

                                     PART II

     Item 1.       Legal Proceedings.................................................................       21
     Item 2.       Changes in Securities and Use of Proceeds.........................................       21
     Item 3.       Defaults Upon Senior Securities...................................................       21
     Item 4.       Submission of Matters to a Vote of Security-Holders...............................       21
     Item 5.       Other Information.................................................................       21
     Item 6.       Exhibits and Reports on Form 8-K..................................................       21
                   Signatures .......................................................................       22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Quarter Ended                 Six Months Ended
                                                                           June 30,                       June 30,
                                                                 -----------------------------    --------------------------
                                                                      2002            2001            2002            2001
                                                                 ------------    ------------    ------------    ------------

Revenues
     Crude oil and liquids ...................................   $     75,735    $     65,419    $    145,936    $    130,611
     Natural gas .............................................          8,340          32,598          14,754          80,980
     Other ...................................................             42              27              48             115
                                                                 ------------    ------------    ------------    ------------
                                                                       84,117          98,044         160,738         211,706
                                                                 ------------    ------------    ------------    ------------
Costs and Expenses
     Lease operating expenses ................................         34,955          48,685          72,631         105,573
     Exploration costs .......................................            424           4,502           1,482           7,167
     Depletion, depreciation and amortization ................         18,636          19,984          37,004          38,807
     Impairment of oil and gas properties ....................             --             880              --             880
     General and administrative ..............................          7,232           9,229          13,315          16,505
     Other ...................................................           (222)             97            (197)          1,890
     Loss (gain) on disposition of properties ................        (15,326)           (198)        (15,326)            131
                                                                 ------------    ------------    ------------    ------------
                                                                       45,699          83,179         108,909         170,953
                                                                 ------------    ------------    ------------    ------------

Income From Operations .......................................         38,418          14,865          51,829          40,753

     Derivative gain (loss) ..................................           (177)              4            (933)             (3)
     Interest income .........................................             66             214             174             831
     Interest expense ........................................         (9,212)        (10,449)        (18,216)        (21,584)
     Dividends on TECONS .....................................         (1,653)         (1,653)         (3,306)         (3,306)
                                                                 ------------    ------------    ------------    ------------

Income from Continuing Operations Before Income Tax ..........         27,442           2,981          29,548          16,691

Income tax expense (benefit)
     Current .................................................             --            (535)             --              81
     Deferred ................................................         11,126           1,735          11,970           6,644
                                                                 ------------    ------------    ------------    ------------
                                                                       11,126           1,200          11,970           6,725
                                                                 ------------    ------------    ------------    ------------

Net Income From Continuing Operations ........................         16,316           1,781          17,578           9,966

     Income from discontinued operations, including loss on
        disposition, net of income taxes .....................            250             878             450           2,296
                                                                 ------------    ------------    ------------    ------------
Net Income ...................................................   $     16,566    $      2,659    $     18,028    $     12,262
                                                                 ============    ============    ============    ============

Earnings Per Share
     Basic
        Net income from continuing operations ................   $       0.96    $       0.11    $       1.03    $       0.60
                                                                 ============    ============    ============    ============
        Net income ...........................................   $       0.97    $       0.16    $       1.06    $       0.74
                                                                 ============    ============    ============    ============
     Diluted
        Net income from continuing operations ................   $       0.95    $       0.09    $       1.02    $       0.57
                                                                 ============    ============    ============    ============
        Net income ...........................................   $       0.96    $       0.14    $       1.05    $       0.71
                                                                 ============    ============    ============    ============

Weighted Average Shares Outstanding
     Basic ...................................................         17,079          16,645          17,040          16,589
                                                                 ============    ============    ============    ============
     Diluted .................................................         17,291          17,152          17,237          17,078
                                                                 ============    ============    ============    ============


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         June 30,      December 31,
                                                                                           2002           2001
                                                                                        -----------    -----------
                                                                                        (UNAUDITED)
                                          ASSETS

Current assets
    Cash and cash equivalents .......................................................   $       245    $     7,110
    Accounts receivable, net ........................................................        44,502         48,304
    Inventory .......................................................................         4,902          3,839
    Assets held for sale ............................................................         1,657            819
    Assets from price risk management activities ....................................           662         19,610
    Prepaid expenses and other ......................................................         5,570          2,050
                                                                                        -----------    -----------
       Total current assets .........................................................        57,538         81,732
                                                                                        -----------    -----------
Property and equipment, at cost
    Oil and gas properties (successful efforts method) ..............................       915,737      1,014,429
    Land ............................................................................        57,563         55,859
    Gas plant facilities ............................................................         8,723          8,723
    Other property ..................................................................        10,867         10,365
                                                                                        -----------    -----------
                                                                                            992,890      1,089,376
    Accumulated depletion, depreciation and amortization ............................      (347,127)      (424,837)
                                                                                        -----------    -----------
       Total property and equipment, net ............................................       645,763        664,539
                                                                                        -----------    -----------
Deferred tax assets, net ............................................................        61,732         70,013
Other assets ........................................................................        28,698         23,528
                                                                                        -----------    -----------
          Total assets ..............................................................   $   793,731    $   839,812
                                                                                        ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable ................................................................   $    23,207    $    35,771
    Accrued interest ................................................................         4,089          5,635
    Other accrued liabilities .......................................................        46,722         57,718
                                                                                        -----------    -----------
       Total current liabilities ....................................................        74,018         99,124
                                                                                        -----------    -----------

Long-term debt
    9-3/8% Senior Subordinated Notes due 2010 .......................................       150,000        150,000
    9-1/2% Senior Subordinated Notes due 2008 .......................................       257,210        257,210
    9-1/2% Senior Subordinated Notes due 2006 .......................................         2,367          2,367
    Bank Line of Credit .............................................................         8,800         41,500
    Interest rate swaps - fair value adjustment .....................................         4,930           (633)
                                                                                        -----------    -----------
       Total long-term debt .........................................................       423,307        450,444
                                                                                        -----------    -----------
Other long-term liabilities .........................................................        16,720         15,337
TECONS ..............................................................................       115,000        115,000

Stockholders' equity
    Preferred stock, 7% Cumulative Convertible, $1.00 par value; 10,000,000 shares
       authorized; none issued and outstanding in 2002 and 2001 .....................            --             --
    Common stock, $0.01 par value, 50,000,000 shares authorized; issued 21,034,880 in
       2002 and 20,905,796 in 2001 ..................................................           210            209
    Additional paid-in capital ......................................................       367,701        366,792
    Treasury stock (at cost) 3,874,417 shares in 2002 and 3,902,721 shares in 2001 ..       (75,768)       (75,855)
    Stock held by benefit trust, 63,869 shares in 2002 and 122,995 shares in 2001 ...        (1,040)        (2,919)
    Deferred stock compensation .....................................................          (886)          (902)
    Accumulated other comprehensive income (loss) ...................................        (4,606)        11,534
    Accumulated deficit .............................................................      (120,925)      (138,952)
                                                                                        -----------    -----------
       Total stockholders' equity ...................................................       164,686        159,907
                                                                                        -----------    -----------
          Total liabilities and stockholders' equity ................................   $   793,731    $   839,812
                                                                                        ===========    ===========


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Quarter Ended                Six Months Ended
                                                                         June 30,                        June 30,
                                                                 --------------------------     --------------------------
                                                                    2002           2001            2002           2001
                                                                 -----------    -----------     -----------    -----------

Cash flows from operating activities
  Net income ...............................................     $   16,566     $    2,659      $   18,028     $   12,262
  Adjustments to reconcile net income to net cash provided
  by operating activities
     Depletion, depreciation and amortization...............         18,636         19,984          37,004         38,807
     Dry hole costs.........................................             --            504              61          1,986
     Impairment of oil and gas properties...................             --            880              --            880
     Amortization of debt financing costs...................            664            599           1,266          1,195
     Loss (gain) on disposition of properties...............       (15,326)          (198)        (15,326)            131
     Deferred income taxes..................................         11,126          1,735          11,970          6,644
     Non-cash effect of discontinued operations.............          1,159            931           2,083          2,749
     Other..................................................            407          (711)           1,234            319
                                                                 -----------    -----------     -----------    -----------
                                                                     33,232         26,383          56,320         64,973

   Working capital and other changes, net of non-cash
   transactions
     Accounts receivable....................................             40         15,565           3,806          1,185
     Accounts payable.......................................       (13,850)          1,211        (28,051)         20,418
     Other..................................................        (2,737)        (8,218)         (3,068)       (20,225)
                                                                 -----------    -----------     -----------    -----------
        Net cash provided by operating activities...........         16,685         34,941          29,007         66,351
                                                                 -----------    -----------     -----------    -----------

Cash flows from investing activities
  Additions to oil and gas properties.......................       (12,991)       (47,028)        (28,345)       (70,034)
  Acquisitions of oil and gas properties....................             --             --              --       (32,705)
  Additions to gas plants and other facilities..............        (1,193)        (5,265)         (2,206)        (1,382)
  Proceeds from sale of properties..........................         24,856             --          24,856             --
                                                                 -----------    -----------     -----------    -----------
        Net cash provided by (used in) investing activities.         10,672       (52,293)         (5,695)      (104,121)
                                                                 -----------    -----------     -----------    -----------

Cash flows from financing activities
  Debt issuance and modification costs......................             --             --              --           (97)
  Payments of long-term debt................................             --             --              --           (25)
  Net repayments of credit facility.........................       (31,175)             --        (32,700)             --
  Proceeds from exercise of stock options...................            470          3,623           1,229          3,623
  Purchase of treasury shares...............................             --             --              --        (2,085)
   Other proceeds...........................................          1,294             --           1,294             --
                                                                 -----------    -----------     -----------    -----------
        Net cash provided by(used in) financing activities..       (29,411)          3,623        (30,177)          1,416
                                                                 -----------    -----------     -----------    -----------

Decrease in cash and cash equivalents.......................        (2,054)       (13,729)         (6,865)       (36,354)
  Cash and cash equivalents
     Beginning of period....................................          2,299         16,822           7,110         39,447
                                                                 -----------    -----------     -----------    -----------
     End of period..........................................     $      245     $    3,093      $      245     $    3,093
                                                                 ===========    ===========     ===========    ===========


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Quarter Ended             Six Months Ended
                                                                       June 30,                   June 30,
                                                               ------------------------    ------------------------
                                                                  2002           2001         2002           2001
                                                               ----------    ----------    ----------    ----------

Net income .................................................   $   16,566    $    2,659    $   18,028    $   12,262

  Other comprehensive income, net of tax:

      Cumulative-effect transition adjustment ..............           --            --            --       (15,976)

      Reclassification adjustment for settled contracts ....        1,195        11,577        (1,601)       22,558

      Net change in fair value of derivative instruments ...       (2,829)       (3,545)      (14,539)      (13,742)
                                                               ----------    ----------    ----------    ----------
           Other comprehensive income (loss) ...............       (1,634)        8,032       (16,140)       (7,160)
                                                               ----------    ----------    ----------    ----------

      Comprehensive income .................................   $   14,932    $   10,691    $    1,888    $    5,102
                                                               ==========    ==========    ==========    ==========



                             See accompanying notes.

                              NUEVO ENERGY COMPANY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

       Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in the Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. We have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income, cash flows or stockholders' equity.

       Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to our Form 10-K for a further discussion of those policies.

       Accounting for the Impairment or Disposal of Long-Lived Assets.

          In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of this statement effective January 1, 2002 and it had no impact on our financial statements. At June 30, 2002, we presented certain property dispositions as discontinued operations in accordance with SFAS No. 144. (See Note 2).

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

       Accounting for Gains and Losses from Extinguishment of Debt.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board Opinion (APB) 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

       Accounting for Costs Associated with Exit or Disposal Activities.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects of this pronouncement.

2. DISCONTINUED OPERATIONS

         During the second quarter of 2002, we sold a majority of our oil and gas properties located in Texas, Alabama and Louisiana (Eastern properties) for approximately $7.4 million and entered into a letter of intent to sell the remaining Eastern properties. We recognized a $0.1 million loss on the sale of these properties. Historical results of operations from these properties and the loss on sale are classified as discontinued operations in our statements of income. At June 30, 2002, the remaining Eastern properties that we intend to sell were reclassified to assets held for sale and are carried at the lower of cost or net realizable value.

3. RESTRUCTURING CHARGES

       We terminated our California field operations and human resources outsourcing agreements effective March 15, 2002. We brought the human resources function in-house and we now employ the field employees working on our California properties. Our exploration and production operations were reorganized to create a smaller, more focused exploitation program and we eliminated our California exploration program along with approximately 20 technical positions in late 2001. The following table details the amounts related to our restructuring:

                                        Liability at                         Liability at
                                        December 31,      Payments in         June 30,
                                            2001             2002              2002
                                      ---------------   ---------------   ---------------
                                                        (In thousands)

Severance, benefits and other .....   $         1,675   $         1,493   $           182
Contract termination ..............             2,681             2,626                55
                                      ---------------   ---------------   ---------------
                                      $         4,356   $         4,119   $           237
                                      ===============   ===============   ===============

       We expect that the balance of the restructuring liability will be paid during 2002.

4. EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The reconciliation is as follows:

                                                                        Quarter Ended June 30,
                                           -----------------------------------------------------------------------------
                                                             2002                                   2001
                                           -------------------------------------   -------------------------------------
                                               Net                       Per          Net                        Per
                                             Income        Shares       Share        Income        Shares       Share
                                           ----------    ----------   ----------   ----------    ----------   ----------
Basic Earnings Per Share                                    (In thousands, except per share data)
      Income from continuing
          operations ...................   $   16,316        17,079   $     0.96   $    1,781        16,645   $     0.11
                                                         ==========                              ==========   ----------
      Income from discontinued
          operations ...................          250        17,079         0.01          878        16,645         0.05
                                           ----------    ==========   ----------   ----------    ==========   ----------
Net income per common share ............   $   16,566        17,079   $     0.97   $    2,659        16,645   $     0.16
                                           ==========    ==========   ==========   ==========    ==========   ==========


Diluted Earnings Per Share
      Income from continuing
          operations ...................   $   16,316        17,079                $    1,781        16,645
      Effect of dilutive securities
        Stock options and restricted
            stock ......................                        149                                     338
        Shares held by benefit trust ...           29            63                      (217)          169
                                           ----------    ----------                ----------    ----------
        Net income from continuing
            operations available to
            common stockholders and
            assumed conversions ........       16,345        17,291         0.95        1,564        17,152         0.09
                                                         ==========                              ==========
      Income from discontinued
          operations ...................          250        17,291         0.01          878        17,152         0.05
                                           ----------    ==========   ----------   ----------    ==========   ----------
      Net income per common share ......   $   16,595        17,291   $     0.96   $    2,442        17,152   $     0.14
                                           ==========    ==========   ==========   ==========    ==========   ==========

                                                                    Year to Date Ended June 30,
                                           -----------------------------------------------------------------------------
                                                         2002                                   2001
                                           -------------------------------------   -------------------------------------
                                              Net                         Per          Net                       Per
                                             Income        Shares       Share        Income        Shares       Share
                                           ----------    ----------   ----------   ----------    ----------   ----------
                                                            (In thousands, except per share data)

Basic Earnings Per Share
      Income from continuing
          operations ...................   $   17,578        17,040   $     1.03   $    9,966        16,589   $     0.60
                                                         ===========                             ==========
      Income from discontinued
          operations ...................          450        17,040         0.03        2,296        16,589         0.14
                                           ----------    ==========   ----------   ----------    ==========   ----------
Net income per common share ............   $   18,028        17,040   $     1.06   $   12,262        16,589   $     0.74
                                           ==========    ==========   ==========   ==========    ==========   ==========

Diluted Earnings Per Share
      Income from continuing
          operations ...................   $   17,578        17,040                $    9,966        16,589
      Effect of dilutive securities
        Stock options and restricted
            stock ......................                        139                                     316
        Shares held by benefit trust ...           (8)           58                      (170)          173
                                           ----------    ----------                ----------    ----------
        Net income from continuing
            operations available to
            common stockholders and
            assumed conversions ........       17,570        17,237         1.02        9,796        17,078         0.57
                                                         ==========                              ==========
      Income from discontinued
          operations ...................          450        17,237         0.03        2,296        17,078         0.14
                                           ----------    ==========   ----------   ----------    ==========   ----------
      Net income per common share ......   $   18,020        17,237   $     1.05   $   12,092        17,078   $     0.71
                                           ==========    ==========   ==========   ==========    ==========   ==========


5. LONG-TERM DEBT

       Our long-term debt consisted of the following:

                                                                       June 30,    December 31,
                                                                        2002           2001
                                                                    ------------   ------------
                                                                          (In thousands)

9-3/8% Senior Subordinated Notes due 2010 .......................   $    150,000   $    150,000
9-1/2% Senior Subordinated Notes due 2008 .......................        257,210        257,210
9-1/2% Senior Subordinated Notes due 2006 .......................          2,367          2,367
Bank credit facility (3.79% on June 30, 2002 and  3.71% on
    December 31, 2001) ..........................................          8,800         41,500
                                                                    ------------   ------------
         Total debt .............................................        418,377        451,077
Interest rate swaps - fair value adjustment (Note 6) ............          4,930           (633)
                                                                    ------------   ------------
Long-term debt ..................................................   $    423,307   $    450,444
                                                                    ============   ============

6. FINANCIAL INSTRUMENTS

         We have entered into commodity swaps, put options and interest rate swaps. The commodity swaps and put options are designated as cash flow hedges and the interest rate swaps are designated as fair value hedges in accordance with SFAS 133. Quantities covered by the commodity swaps and put options are based on West Texas Intermediate ("WTI") barrels. The average price realized per barrel from our production is expected to average 73% of the WTI price per barrel, therefore, each WTI barrel hedges approximately 1.38 barrels of our production.

Derivative Instruments Designated as Cash Flow Hedges.

     At June 30, 2002, we had entered into the following cash flow hedges:

                                                 WTI
                                              Barrels Per          Average
                                                  Day           Price / Bbl
                                            --------------    --------------

Swaps
  Third quarter 2002 .....................         18,500       $   24.73
  Fourth quarter 2002 ....................         20,000           24.87
  First quarter 2003 .....................         13,000           24.20
  Second quarter 2003 ....................         12,000           23.86
  Third quarter 2003 .....................         10,000           23.49
  Fourth quarter 2003.....................          8,000           23.34
  First quarter 2004......................          4,000           23.53
Put Options
  Third quarter 2002 .....................          9,000           22.00
  Fourth quarter 2002 ....................          9,000           22.00

     Subsequent to June 30, 2002, we entered into the following cash flow hedges:

                                                 WTI
                                               Barrels Per        Average
                                                 Day           Price / Bbl
                                            --------------    --------------

Swaps
  First quarter 2003 .....................          2,000      $    25.70
  Third quarter 2003 .....................          1,000           24.50
  Fourth quarter 2003 ....................          1,000           24.03
  First quarter 2004......................          3,000           23.75

         We recorded a loss of $2.2 million related to our settled swaps in the second quarter of 2002. During the quarter ended June 30, 2002, our put options on 14,000 WTI Bbls/day expired and we recorded a loss of $1.5 million which is reflected in our statements of income as a reduction of revenue.

     Derivative Instruments Designated as Fair Value Hedges

          We have entered into three interest rate swap agreements with notional amounts totaling $200 million, to hedge a portion of the fair value of our 9-1/2% Notes due 2008 and our 9-3/8% Notes due 2010. These swaps are designated as fair value hedges and are reflected as an increase of long-term debt of $4.9 million as of June 30, 2002, with a corresponding increase in other long-term assets. During the six months ended June 30, 2002, we recognized $3.7 million as a reduction of interest expense. Under the terms of the agreements for the 9-3/8% Notes, the counterparty pays us a weighted average fixed annual rate of 9-3/8% on total notional amounts of $150 million, and we pay the counterparty a variable annual rate equal to the six-month and three-month LIBOR rate plus a weighted average rate of 3.49%. Under the terms of the agreement for the 9-1/2% Notes, the counterparty pays us a weighted average fixed annual rate of 9-1/2% on total notional amounts of $50 million, and we pay the counterparty a variable annual rate equal to the six-month LIBOR rate plus a weighted average rate of 3.92%.

     Derivative Instruments Not Designated as Hedges.

         In December 2001, Enron Corp. ("Enron") and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Once a deterioration in creditworthiness creates uncertainty as to whether the future cash flows from the hedging instrument will be highly effective in offsetting the hedged risk, the derivative instrument is no longer considered highly effective and no longer qualifies for hedge accounting treatment. At such time, the fair value of the derivative asset or liability is adjusted to its new fair value, with the change in value being charged to current earnings. The net gain or loss of the derivative instruments previously reported in other comprehensive income remains in accumulated other comprehensive income and is reclassified into earnings during the period in which the originally designated hedged items affect earnings. During the second quarter, $1.3 million was reclassified into earnings and at June

30, 2002, a deferred gain of $1.4 million remains in accumulated other comprehensive income related to the outstanding Enron options, which will be reclassified into earnings when the hedged production occurs during the remainder of 2002. In June 2002, we sold our bankruptcy claim to these derivatives for $1.3 million and due to the buyer's recourse under the terms of the agreement, it is reflected in long-term liabilities.

         In 2001 and 2000, we entered into call spreads with the anticipation of using the proceeds to offset a contingent payment obligation to Unocal. Subsequent to entering into the call spreads, the market fell and as a result, offsetting call spreads were purchased to economically nullify the trade. All of our existing call spreads had been offset through the purchase of a mirror spread, however, the call spread with Enron was cancelled. The remaining mirror call spread is not designated as a hedging instrument and is marked-to-market with changes in fair value recognized currently in earnings. The value of the call spread decreased during the quarter ended June 30, 2002, and we recorded a loss of $0.2 million. At June 30, 2002, $1.9 million is reflected in other long-term liabilities.

7. SEGMENTS

     Our operations are the exploration for and production of crude oil and natural gas. For segment reporting purposes, domestic producing areas have been aggregated as one reportable segment due to similarities in their operations as permitted by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Financial information by reportable segment is presented below:

                                                           For the Quarter Ended June 30, 2002
                                           -------------------------------------------------------------------
                                            Oil and Gas     Oil and Gas
                                              Domestic      International       Other(1)           Total
                                           --------------   --------------   --------------    --------------
Revenues from external customers .......   $       75,831   $        8,244   $           42    $       84,117
Operating income before income tax .....           42,293            3,800          (18,651)           27,442





                                                          For the Quarter Ended June 30, 2001
                                           ------------------------------------------------------------------
                                            Oil and Gas     Oil and Gas
                                              Domestic      International      Other(1)            Total
                                           --------------   --------------   --------------    --------------
Revenues from external customers .......   $       89,291   $        8,726   $           27    $       98,044
Operating income before income tax .....           19,232            4,703          (20,954)            2,981




                                                         For the Six Months Ended June 30, 2002
                                           ------------------------------------------------------------------
                                            Oil and Gas      Oil and Gas
                                              Domestic       International      Other(1)           Total
                                           --------------   --------------   --------------    --------------
Revenues from external customers .......   $      145,022   $       15,668   $           48    $      160,738
Operating income before income tax .....           60,085            6,144          (36,681)           29,548




                                                            For the Six Months Ended June 30, 2001
                                           ------------------------------------------------------------------
                                             Oil and Gas     Oil and Gas
                                              Domestic       International     Other(1)            Total
                                           --------------   --------------   --------------    --------------
Revenues from external customers .......   $      197,865   $       13,726   $          115    $      211,706
Operating income before income tax .....           54,970            4,193          (42,472)           16,691


---------------
(1)  Includes unallocated corporate expenses.

8. CONTINGENCIES AND OTHER MATTERS

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegation that: (i) royalties had not been properly paid to them for production from the Point Pedernales field, (ii) payments had not been made to them related to production from the Pescado and Sacate fields and (iii) we had failed to recognize the plaintiffs' interests in the

Tranquillon Ridge project. We settled this lawsuit in June 2002 for, among other matters, making a payment to plaintiffs' of $3.4 million, and receiving from plaintiffs certain interests in properties and extinguishing certain contract rights of plaintiffs. We established a reserve for this contingency in 2001 and the settlement payment did not have a material impact on our results of operations or financial position.

         On April 5, 2000, we filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each owned a 50% interest in the Sacate field, offshore Santa Barbara County, California. We believe that we have been denied a reasonable opportunity to exercise our rights under the unit operating agreement. We alleged that ExxonMobil's actions breach the unit operating agreement and the covenant of good faith and fair dealing. We settled this lawsuit in June 2002. Under the terms of the agreement, we received $16.5 million from ExxonMobil and conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         We have been named as a defendant in certain other lawsuits incidental to our business. These actions and claims in the aggregate seek damages against us and are subject to the inherent uncertainties in any litigation. We are defending ourselves vigorously in all such matters. We have reserved an amount that we deem adequate to cover any potential losses related to these matters to the extent the losses are deemed probable and estimable. This amount is reviewed periodically and changes may be made, as appropriate. Any additional costs related to these potential losses are not expected to be material to our operating results, financial condition or liquidity.

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects our Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 Bbls of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by our insurance, less a deductible of $0.1 million. As of June 30, 2002, we had received insurance reimbursements of $4.2 million, with a remaining insurance receivable of $0.5 million. Costs related to the settlement of claims for natural resource damage asserted by certain federal and state agencies are also expected to be covered by insurance.

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

          A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for U.S. income tax purposes. We and CMS have agreed among ourselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. Our potential direct liability could be as much as $38.5 million if a triggering event with respect to us occurs. Additionally, we believe that CMS's liability (for which we would be jointly liable with an indemnification right against CMS) could be as much as $56.2 million. During the second quarter of 2002, we were notified by CMS that they have entered into an agreement to sell their interest in the Yombo field offshore Congo and that the transaction will be structured to avoid a triggering event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Our results of operations are significantly affected by fluctuations in oil and gas prices. Success in acquiring oil and gas properties and our ability to maintain or increase production through exploitation activities has also significantly affected our operating results. We sold our properties located in Texas, Louisiana and Alabama (Eastern properties) during the second quarter of 2002 and reflected the Eastern properties as discontinued operations in our financial statements. The following table reflects our production and average prices for oil and natural gas excluding the Eastern properties for all periods presented:


                                                  Quarter Ended                       Six Months Ended
                                                     June 30,                             June 30,
                                      ----------------------------------    ----------------------------------
                                             2002               2001               2002              2001
                                      ---------------    ---------------    ---------------    ---------------

Crude Oil and Liquids
   Sales Volumes (MBbls/day)
      Domestic ....................              39.4               40.6               40.2               41.9
      International ...............               5.4                5.9                5.2                4.4
                                      ---------------    ---------------    ---------------    ---------------
         Total ....................              44.8               46.5               45.4               46.3
                                      ===============    ===============    ===============    ===============

   Sales Prices ($/Bbl)
      Unhedged ....................   $         19.13    $         20.04    $         17.45    $         20.48
      Hedged ......................             18.60              15.46              17.76              15.60


   Revenues ($/thousands)
      Domestic ....................   $        69,904    $        76,332    $       128,191    $       158,255
      International
                                                9,686              9,797             17,364             15,844
      Congo Earnout
                                               (1,442)            (1,071)            (1,696)            (2,118)
      Marketing Fees
                                                 (253)              (249)              (446)              (503)
      Hedging .....................            (2,160)           (19,390)             2,523            (40,867)
                                      ---------------    ---------------    ---------------    ---------------
           Total ..................   $        75,735    $        65,419    $       145,936    $       130,611
                                      ===============    ===============    ===============    ===============

Natural Gas
   Sales Volumes (MMcf/day)
      Domestic ....................              31.3               29.1               31.8               33.2
                                      ===============    ===============    ===============    ===============

   Sales Prices ($/Mcf)
      Unhedged ....................   $          2.93    $         12.32    $          2.57    $         13.46

   Revenues ($/thousands)
      Domestic ....................   $         8,489    $        32,905    $        14,991    $        81,676
      Marketing Fees ..............              (149)              (307)              (237)              (696)
                                      ---------------    ---------------    ---------------    ---------------
           Total ..................   $         8,340    $        32,598    $        14,754    $        80,980
                                      ===============    ===============    ===============    ===============


-------------------
Below is a list of terms commonly used in the oil and gas industry.

/d       =  per day

Bbl      =  barrel of crude oil or other liquid hydrocarbons

Bcf      =  billion cubic feet of natural gas

Bcfe     =  billion cubic feet of natural gas equivalent

BOE      =  barrel of oil equivalent, converting gas to oil at the ratio of 6
            Mcf of gas to 1 Bbl of oil

BOPD     =  barrel of oil per day

MBbl     =  thousand barrels of crude oil or other liquid hydrocarbons

Mcf      =  thousand cubic feet of natural gas

MMBbl    =  million barrels of oil or other liquid hydrocarbons

MMcf     =  million cubic feet of natural gas

MBOE     =  thousand barrels of oil equivalent

MMBOE    =  million barrels of oil equivalent

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

         We had net income of $16.6 million, or $0.96 per diluted share for the quarter ended June 30, 2002 as compared to net income of $2.7 million, or $0.14 per diluted share in the same period of 2001. Our net income for the quarter ended June 30, 2002 includes an after-tax gain of approximately $8.7 million related to the litigation settlement with ExxonMobil. Excluding this gain, our net income was $7.8 million, or $0.46 per diluted share.

Revenues

         Oil and Gas Revenues. Oil and gas revenues of $84.1 million for the quarter ended June 30, 2002 decreased 14% from $98.0 million in the same period of 2001 due to significantly lower natural gas prices and lower oil production which was partially offset by lower hedging losses in 2002. The realized oil price in the second quarter of 2002 was $18.60 per Bbl, an increase of $3.14 per Bbl from the same period in 2001. Crude oil production averaged 44.8 MBbls/day in the second quarter 2002, a decrease of 4% from the same period in 2001. Lower production from our California properties was due to downtime at Cymric and Point Pedernales fields which were partially offset by increased production due to re-steaming at Belridge and Midway-Sunset. We had a hedging loss of $2.2 million in the second quarter of 2002 compared to a hedging loss of $19.4 million in same period of 2001. Natural gas production averaged 31.3 MMcf per day in the second quarter of 2002, an increase of 8% from the 2001 period of
29.1 MMcf per day primarily due to increased production onshore California. The second quarter 2002 realized natural gas price was $2.93 per Mcf, which decreased 76% from $12.32 per Mcf in the prior year period.

Costs and Expenses

          Costs and Expenses. Lease operating expenses ("LOE") for the quarter ended June 30, 2002 decreased 28% to $35.0 million from $48.7 million for the 2001 period principally due to lower steam and workover costs in our California operations. Excluding the steam component, LOE decreased 11% in the second quarter of 2002 compared to the same period of 2001. Exploration costs were $0.4 million in the quarter ended June 30, 2002, a decrease from $4.5 million in the same period of 2001 which had $2.6 million for the acquisition of seismic and $0.9 million related to new ventures. Depreciation, depletion and amortization ("DD&A") decreased to $18.6 million in second quarter of 2002 primarily due to a lower DD&A rate and lower oil production. The DD&A rate was $4.10 per BOE in the 2002 period compared to $4.28 per BOE in 2001. General and administrative expense of $7.2 million in 2002 was $2.0 million lower than the comparable period in 2001 which had $1.7 million in severance costs. In 2002, under the terms of a settlement agreement with ExxonMobil, we conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         Derivative Gain (Loss). Our derivative loss for the quarter ended June 30, 2002 is comprised of a loss on our mark-to-market derivatives of $0.2 million.

         Interest Expense. Interest expense of $9.2 million in the quarter ended June 30, 2002 decreased 12% compared to interest expense of $10.4 million in the same period of 2001. The decrease is primarily due to the benefit of our interest rate swaps in 2002 of $1.8 million.

         Dividends. Dividends on the TECONS were $1.7 million in both quarters ended June 30, 2002 and 2001. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996.

         Income Tax. We had income tax expense of $11.1 million in the quarter ended June 30, 2002 compared to an expense of $1.2 million in the prior year period. Our effective income tax rate was 40.5% in 2002 and 40.3% in 2001.

YEAR TO DATE JUNE 30, 2002 COMPARED TO YEAR TO DATE JUNE 30, 2001

         We had net income of $18.0 million, or $1.05 per diluted share for six months ended June 30, 2002 as compared to net income of $12.3 million, or $0.71 per diluted share in the same period of 2001. Excluding the gain from the settlement with ExxonMobil mentioned above, our net income for the 2002 period was $9.3 million, or $0.55 per share.

Revenues

         Oil and Gas Revenues. Oil and gas revenues decreased 24% to $160.7 million for the six months ended June 30, 2002 from $211.7 million in the same period of 2001 due to significantly lower realized natural gas prices and lower production which was partially offset by hedging gains in 2002. Crude oil production averaged 45.4 MBbls/day for the six months ended June 30, 2002, a decrease of 2% from the same period of 2001 primarily due to lower production offshore California due to mechanical downtime. The realized oil price for the six months ended June 30, 2002 was $17.76 per Bbl, an increase of $2.16 per Bbl from the same period in 2001. We had hedging gains of $2.5 million in the six months ended June 30, 2002 compared to a hedging loss of $40.9 million in same period of 2001. Natural gas production averaged 31.8 MMcf per day for the six months ended June 30, 2002, declining 4% from the 2001 period of 33.2 MMcf per day. The decline was primarily due to lower domestic production onshore and offshore California. The realized natural gas price for the six months ended June 30, 2002 was $2.57 per Mcf, which decreased 81% from $13.46 per Mcf in the comparable period in 2001.

Costs and Expenses

          Costs and Expenses. LOE for the six months ended June 30, 2002 totaled $72.6 million, as compared to $105.6 million for the 2001 period. The 31% decrease in LOE is principally due to lower steam and workover costs in our California operations. Exploration costs were $1.5 million in the six months ended June 30, 2002, a decrease from $7.2 million in the same period of 2001 which had $2.5 million in seismic acquisitions and $1.5 million of dry hole costs associated with our exploratory well offshore the Republic of Ghana. DD&A decreased to $37.0 million for the six months ended June 30, 2002 primarily due to lower gas production. The DD&A rate was $4.03 per BOE in the 2002 period compared to $4.14 per BOE in 2001. General and administrative expense of $13.3 million in 2002 was $3.2 million lower than the comparable period in 2001 due to a $1.7 million severance payment in 2001 and lower project costs. In 2002, under the terms of a settlement agreement with ExxonMobil, we conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         Derivative Gain (Loss). Our derivative loss for the six months ended June 30, 2002 is comprised of a loss on our mark-to-market derivatives of $0.8 million and $0.1 million of ineffectiveness on our hedges.

         Interest Expense. Interest expense of $18.2 million for the six months ended June 30, 2002 decreased 16% compared to interest expense of $21.6 million in the same period of 2001. The decrease is primarily due to the benefit of our interest rate swaps in 2002 of $3.8 million which more than offset higher average borrowings.

         Dividends. Dividends on the TECONS were $3.3 million in both the six months ended June 30, 2002 and 2001. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996.

         Income Tax. We had income tax expense of $12.0 million for the six months ended June 30, 2002 compared to an expense of $6.7 million in the prior year period. Our effective income tax rate was 40.5% in 2002 and 40.3% in 2001.

                         CAPITAL RESOURCES AND LIQUIDITY

         We have grown and diversified our operations through acquisitions of oil and gas properties and the subsequent exploitation and development of these properties. We have historically funded our operations and acquisitions with operating cash flows, bank financing, private and public placements of debt and equity securities, property divestitures and joint ventures with industry participants.

         Net cash provided by operating activities was $29.0 million for the six months ended June 30, 2002 and $28.3 million was invested in oil and gas properties and $2.2 million on gas plant and other facilities. We also received $24.9 million in proceeds from the sale of properties in the six months ended June 30, 2002.

         We believe our working capital, cash flow from operations and available financing sources are sufficient to meet our obligations as they become due and to finance our capital budget through 2002. We have a $135 million borrowing base under our Credit Agreement. Under the most restrictive covenant, $128 million was available at June 30, 2002 of which we had drawn $8.8 million under the agreement. We have interest rate swaps totaling $200 million; $150 million on our 9-3/8% Notes and $50 million on our 9-1/2% Notes.

CONTINGENCIES AND OTHER MATTERS

         On September 14, 2001, during an annual inspection, we discovered fractures in the heat affected zone of certain flanges on our pipeline that connects the Point Pedernales field with onshore processing facilities. We voluntarily elected to shut-in production in the field while repairs were being made. The daily net production from this field was approximately 5,000 barrels of crude oil and 1.2 MMcf of natural gas, representing approximately 11% of our daily production. We replaced the damaged flanges, as well as others which had not shown signs of damage. We resumed production in January 2002. Certain costs related to repair and business interruption are expected to be covered by insurance based on a tentative agreement we have with our underwriters. We expect payment on these claims in the next twelve months once the claims are fully adjusted.

         On June 15, 2001, we experienced a failure of a carbon dioxide treatment vessel at the Rincon Onshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of natural gas, representing approximately 6% of our daily production. Crude oil production resumed in early July and full gas sales resumed by mid August. The cost of repair, less a $50,000 deductible, is expected to be covered by insurance. We expect to settle the insurance claims within the next twelve months.

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, have asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegation that: (i) royalties have not been properly paid to them for production from the Point Pedernales field, (ii) payments have not been made to them related to production from the Pescado and Sacate fields and (iii) we have failed to recognize the plaintiffs' interests in the Tranquillon Ridge project. We settled all issues associated with this lawsuit in June 2002 for, among other matters, making a payment to plaintiffs of $3.4 million, and receiving from plaintiffs' certain interests in properties and extinguishing certain contract rights of plaintiffs. We established a reserve for this contingency in 2001 and the settlement payment did not have a material impact on our results of operations or financial position.

         On April 5, 2000, we filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each owned a 50% interest in the Sacate field, offshore Santa Barbara County, California. We believe that we have been denied a reasonable opportunity to exercise our rights under the unit operating agreement. We alleged that ExxonMobil's actions breach the unit operating agreement and the covenant of good faith and fair dealing. We settled this lawsuit in June 2002. Under the terms of the agreement, we received $16.5 million from ExxonMobil and conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         We have been named as a defendant in certain other lawsuits incidental to our business. Management does not believe that the outcome of such litigation will have a material adverse impact on our operating results, financial condition or liquidity above the amounts we have reserved to cover any potential losses. However, these actions and claims in the aggregate seek damages against us and are subject to the inherent uncertainties in any litigation. We are defending ourselves vigorously in all such matters.

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects our Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 Bbls of oil. Repairs were completed by the end of 1997 and production recommenced in December 1997. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by our insurance, less a deductible of $0.1 million. As of June 30, 2002, we had received insurance reimbursements of $4.2 million, with a remaining insurance receivable of $0.5 million. We expect to settle the insurance claims within the next twelve months.

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

          A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for U.S. income tax purposes. We and CMS have agreed among ourselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. Our potential direct liability could be as much as $38.5 million if a triggering event with respect to us occurs. Additionally, we believe that CMS's liability (for which we would be jointly liable with an indemnification right against CMS) could be as much as $56.2 million. During the second quarter 2002, we were notified by CMS that they have entered into an agreement to sell their interest in the Yombo field offshore Congo and the transaction will be structured to avoid a triggering event.

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

       Accounting for Gains and Losses from Extinguishment of Debt.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board Opinion (APB) 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

       Accounting for Costs Associated with Exit or Disposal Activities.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects of this pronouncement.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Part I, Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         We held our Annual Meeting of Stockholders on May 22, 2002. The following Directors were elected with the following voting results:

                                                  For                           Withheld
                                       ---------------------------     ---------------------------

Isaac Arnold, Jr.                               14,943,850                        117,835
David H. Batchelder                             14,944,169                        117,516
Charles M. Elson                                14,944,169                        117,516
Robert L. Gerry III                             14,944,169                        117,516
James T. Jongebloed                             14,837,169                        224,516
James L. Payne                                  14,944,169                        117,516
Gary R. Petersen                                14,842,969                        218,716
Sheryl K. Pressler                              14,837,169                        224,516



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          99.1 Certification with respect to quarterly report of Nuevo Energy Company.

     (b)  REPORTS ON FORM 8-K:

          o We filed a current report on Form 8-K on July 22, 2002 announcing a change in our independent auditors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUEVO ENERGY COMPANY
                                                     (Registrant)

Date:        August 14, 2002               By: /s/ James L. Payne
         ---------------------------           --------------------------------
                                                       James L. Payne
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:        August 14, 2002               By: /s/ Janet F. Clark
         ---------------------------           --------------------------------
                                                        Janet F. Clark
                                                   Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                       Description
--------------                       -----------

     99.1           Certification with respect to Quarterly Report of Nuevo
                    Energy Company