Form 10-Q
period 2002-09-30
NUEVO ENERGY CO
filed 2002-11-08
CIK 861819

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Common Stock, par value $.01 per share. Shares outstanding on November 6, 2002: 19,179,544.

================================================================================

                             NUEVO ENERGY COMPANY
                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                         ----------
                                                       PART I

       Item 1.      Financial Statements
                        Condensed Consolidated Statements of Income....................................       3
                        Condensed Consolidated Balance Sheets..........................................       4
                        Condensed Consolidated Statements of Cash Flows................................       5
                        Condensed Consolidated Statements of Comprehensive Income (Loss)...............       6
                        Notes to the Condensed Consolidated Financial Statements.......................       7

       Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................................      17
                    Cautionary Statement for Purposes of the "Safe Harbor"
                           Provisions of the Private Securities Litigation Reform Act of 1995..........      24
       Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................      24
       Item 4.      Disclosure Controls and Procedures.................................................      25

                                                       PART II

       Item 1.      Legal Proceedings..................................................................      26
       Item 2.      Changes in Securities and Use of Proceeds..........................................      26
       Item 3.      Defaults Upon Senior Securities....................................................      26
       Item 4.      Submission of Matters to a Vote of Security-Holders................................      26
       Item 5.      Other Information..................................................................      26
       Item 6.      Exhibits and Reports on Form 8-K...................................................      26
                    Signatures ........................................................................      27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NUEVO ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Quarter Ended                 Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 ---------------------------      ------------------------
                                                                    2002             2001            2002           2001
                                                                 ----------       ----------      ----------     ----------
Revenues
     Crude oil and liquids..................................     $   78,676       $   71,263      $  224,612     $  201,874
     Natural gas............................................          9,444            9,759          24,198         90,739
     Other..................................................          3,515               98           3,563            213
                                                                 ----------       ----------      ----------     ----------
                                                                     91,635           81,120         252,373        292,826
                                                                 ----------       ----------      ----------     ----------
Costs and Expenses
     Lease operating expenses...............................         39,524           39,797         112,155        145,370
     Exploration costs......................................          2,318            5,825           3,800         12,992
     Depletion, depreciation and amortization...............         19,277           18,250          56,281         57,057
     Impairment of oil and gas properties...................             --              134              --          1,014
     General and administrative.............................          6,525            9,502          19,840         26,007
     Other..................................................            186              323             (11)         2,213
     Loss (gain) on disposition of properties...............          (620)              (78)       (15,946)             53
                                                                 ----------       ----------      ----------     ----------
                                                                     67,210           73,753         176,119        244,706
                                                                 ----------       ----------      ----------     ----------
Income From Operations......................................         24,425            7,367          76,254         48,120
     Derivative gain (loss).................................         (3,371)             115          (4,304)           112
     Interest income........................................             53              268             227          1,099
     Interest expense.......................................         (9,528)         (10,635)        (27,744)       (32,219)
     Dividends on TECONS....................................         (1,653)          (1,653)         (4,959)        (4,959)
                                                                 ----------       ----------      ----------     ----------
Income (Loss) from Continuing Operations Before Income Tax..
                                                                      9,926           (4,538)         39,474         12,153
Income tax expense (benefit)
     Current................................................          1,025              (76)          1,025              5
     Deferred...............................................          2,996           (1,679)         14,966          4,965
                                                                 ----------       ----------      ----------     ----------
                                                                      4,021           (1,755)         15,991          4,970
                                                                 ----------       ----------      ----------     ----------
Net Income (Loss) From Continuing Operations................          5,905           (2,783)         23,483          7,183
     Income from discontinued operations, including loss on
        disposition, net of income taxes....................            250              400             700          2,696
                                                                 ----------       ----------      ----------     ----------
Net Income (Loss)...........................................     $    6,155       $   (2,383)     $   24,183     $    9,879
                                                                 ==========       ==========      ==========     ==========
Earnings Per Share
     Basic
        Net income (loss) from continuing operations .......     $     0.34       $    (0.16)     $     1.37     $     0.43
        Net income from discontinued operations ............           0.01             0.02            0.04           0.16
                                                                 ----------       ----------      ----------     ----------
        Net income (loss)...................................     $     0.35       $    (0.14)     $     1.41     $     0.59
                                                                 ==========       ==========      ==========     ==========
     Diluted
        Net income (loss) from continuing operations........     $     0.34       $    (0.16)     $     1.36     $     0.41
        Net income from discontinued operations ............           0.01             0.02            0.04           0.16
                                                                 ----------       ----------      ----------     ----------
        Net income (loss)...................................     $     0.35       $    (0.14)     $     1.40     $     0.57
                                                                 ==========       ==========      ==========     ==========
Weighted Average Shares Outstanding
     Basic..................................................         17,399           16,877          17,161         16,686
                                                                 ==========       ==========      ==========     ==========
     Diluted................................................         17,502           16,877          17,308         17,101
                                                                 ==========       ==========      ==========     ==========

                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              September 30,        December 31,
                                                                                                  2002                2001
                                                                                           -----------------    ---------------
                                                                                               (UNAUDITED)
                                                             ASSETS
Current assets
    Cash and cash equivalents..........................................................         $   4,125           $   7,110
    Accounts receivable, net ..........................................................            44,778              48,304
    Inventory..........................................................................             4,642               3,839
    Assets held for sale ..............................................................               819                 819
    Assets from price risk management activities.......................................               148              19,610
    Prepaid expenses and other.........................................................             5,137               2,050
                                                                                                ---------           ---------
       Total current assets............................................................            59,649              81,732
                                                                                                ---------           ---------
Property and equipment, at cost
    Oil and gas properties (successful efforts method).................................         1,024,020           1,014,429
    Land...............................................................................            57,831              55,859
    Gas plant facilities...............................................................             8,723               8,723
    Other property.....................................................................            14,015              11,347
                                                                                                ---------           ---------
                                                                                                1,104,589           1,090,358
    Accumulated depletion, depreciation and amortization...............................          (365,805)           (424,837)
                                                                                                ---------           ---------
       Total property and equipment, net...............................................           738,784             665,521
                                                                                                ---------           ---------
Deferred tax assets, net...............................................................            42,972              70,013
Goodwill...............................................................................            21,745                  --
Other assets...........................................................................            25,845              22,546
                                                                                                ---------           ---------
          Total assets.................................................................         $ 888,995           $ 839,812
                                                                                                =========           =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable...................................................................         $  30,035          $   35,771
    Accrued interest...................................................................            15,519               5,635
    Other accrued liabilities..........................................................            59,693              57,718
                                                                                                ---------           ---------
       Total current liabilities.......................................................           105,247              99,124
                                                                                                ---------           ---------

Long-term debt
    9 3/8% Senior Subordinated Notes due 2010..........................................           150,000             150,000
    9 1/2% Senior Subordinated Notes due 2008..........................................           257,210             257,210
    9 1/2% Senior Subordinated Notes due 2006..........................................             2,367               2,367
    Bank Line of Credit................................................................            44,000              41,500
    Interest rate swaps................................................................            12,946                (633)
                                                                                                ---------           ---------
       Total long-term debt............................................................           466,523             450,444
                                                                                                ---------           ---------
Other long-term liabilities............................................................            18,130              15,337
TECONS.................................................................................           115,000             115,000

Stockholders' equity
    Preferred stock, 7% Cumulative Convertible, $1.00 par value; 10,000,000 shares
       authorized; none issued and outstanding in 2002 and 2001........................                --                  --
    Common stock, $0.01 par value, 50,000,000 shares authorized; issued 23,029,541 in
       2002 and 20,905,796 in 2001.....................................................               230                 209
    Additional paid-in capital......................................................              387,567             366,792
    Treasury stock (at cost) 3,871,149 shares in 2002 and 3,902,721 shares in 2001.....           (75,726)            (75,855)
    Stock held by benefit trust, 67,137 shares in 2002 and 122,995 shares in 2001...               (1,081)             (2,919)
    Deferred stock compensation.....................................................                  485                (902)
    Accumulated other comprehensive income (loss)...................................              (12,611)             11,534
    Accumulated deficit.............................................................             (114,769)           (138,952)
                                                                                                ---------           ---------
       Total stockholders' equity...................................................              184,095             159,907
                                                                                                ---------           ---------
          Total liabilities and stockholders' equity................................            $ 888,995           $ 839,812
                                                                                                =========           =========

                             See accompanying notes.

                              NUEVO ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Quarter Ended                Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 --------------------------     --------------------------
                                                                    2002           2001            2002           2001
                                                                 -----------    -----------     -----------    -----------
Cash flows from operating activities
  Net income (loss).........................................     $    6,155     $   (2,383)     $   24,183     $    9,879
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depletion, depreciation and amortization...............         19,277         18,250          56,281         57,057
     Dry hole costs.........................................             --          4,506              --          6,492
     Impairment of oil and gas properties...................             --            134              --          1,014
     Amortization of debt financing costs...................            633            602           1,899          1,797
     Loss (gain) on disposition of properties...............           (620)           (78)        (15,946)            53
     Deferred income taxes..................................          2,996         (1,679)         14,966          4,965
     Derivative (gain) loss.................................          3,371           (115)          4,304           (112)
     Non-cash effect of discontinued operations.............          (144)            795           1,939          3,543
     Other..................................................          1,981             67           2,342            384
                                                                 ----------     ----------       ---------     ----------
                                                                     33,649         20,099          89,968         85,072

   Working capital and other changes, net of non-cash
     transactions
     Accounts receivable....................................          1,971          9,633           5,778         10,659
     Accounts payable.......................................          7,669        (14,740)        (20,382)         5,837
     Other..................................................         (4,789)        20,286          (7,857)            61
                                                                 ----------     ----------      ----------     ----------
        Net cash provided by operating activities...........         38,500         35,278          67,507        101,629
                                                                 ----------     ----------      ----------     ----------

Cash flows from investing activities
  Additions to oil and gas properties.......................         (9,302)       (34,188)        (37,647)      (104,223)
  Acquisition of Athanor Resources, Inc.....................        (61,312)            --         (61,312)            --
  Acquisitions of oil and gas properties....................             --            (64)             --        (32,769)
  Additions to gas plants and other facilities..............         (1,318)        (1,173)         (3,524)        (2,555)
  Proceeds from sale of properties..........................          2,112             --          26,968             --
                                                                 ----------     ----------      ----------     ----------
        Net cash used in investing activities...............        (69,820)       (35,425)        (75,515)      (139,547)
                                                                 ----------     ----------      ----------     ----------

Cash flows from financing activities
  Debt issuance and modification costs......................             --             --              --            (97)
  Payments of long-term debt................................             --           (125)             --           (150)
  Net borrowings of credit facility.........................         35,200             --           2,500             --
  Proceeds from exercise of stock options...................             --             68           1,229          3,691
  Purchase of treasury shares...............................             --             --              --         (2,085)
   Other proceeds...........................................             --             --           1,294             --
                                                                 ----------     ----------      ----------     ----------
        Net cash provided by(used in) financing activities..         35,200            (57)          5,023          1,359
                                                                 ----------     ----------      ----------     ----------
Increase (decrease) in cash and cash equivalents............          3,880           (204)         (2,985)       (36,559)
  Cash and cash equivalents
     Beginning of period....................................            245          3,092           7,110         39,447
                                                                 ----------     ----------      ----------     ----------
     End of period..........................................     $    4,125     $    2,888      $    4,125     $    2,888
                                                                 ==========     ==========      ==========     ==========


                             See accompanying notes.

                              NUEVO ENERGY COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Quarter Ended                Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 --------------------------     --------------------------
                                                                    2002           2001            2002           2001
                                                                 -----------    -----------     -----------    -----------
Net income (loss)...........................................     $     6,155     $  (2,383)     $    24,183     $    9,879

  Other comprehensive income, net of tax:

      Cumulative-effect transition adjustment ..............              --            --               --        (15,976)

      Reclassification adjustment for settled contracts.....           3,586          6,072           1,985         28,630

      Net change in fair value of derivative instruments....         (11,591)         4,070         (26,130)        (9,672)
                                                                 -----------    -----------     -----------    -----------

           Other comprehensive income (loss)................          (8,005)        10,142         (24,145)         2,982
                                                                 -----------    -----------     -----------    -----------
      Comprehensive income (loss)...........................     $    (1,850)   $     7,759     $        38    $    12,681
                                                                 ===========    ===========     ===========    ===========



                             See accompanying notes.

                              NUEVO ENERGY COMPANY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in the Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. We have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income, cash flows or stockholders' equity.

         Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to our Form 10-K for a further discussion of those policies.

     Accounting for the Impairment or Disposal of Long-Lived Assets.

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of this statement effective January 1, 2002 and have presented certain property dispositions as discontinued operations in accordance with SFAS No. 144. (See Note 3).

     Goodwill and Other Intangible Assets.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires discontinuing amortization of goodwill after 2001 and requires that goodwill be tested for impairment. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. The fair value of each reporting unit that has goodwill is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill), then a second test is performed to determine the amount of the impairment.

         If the second test is necessary, the fair value of the reporting unit's individual assets and liabilities is deducted from the fair value of the reporting unit. This difference represents the implied fair value of goodwill, which is compared to the book value of the reporting unit's goodwill. Any excess of the book value of goodwill over the implied fair value of goodwill is the amount of the impairment.

         The goodwill impairment test is performed annually, and also at interim dates upon the occurrence of significant events. Significant events include: a significant adverse change in legal factors or business climate; an adverse action or assessment by a regulator; a more-likely-than-not expectation that a reporting unit or significant portion of a reporting unit will be sold; significant adverse trends in current and future oil and gas prices; nationalization of any of the Company's oil and gas properties; or, significant increases in a reporting unit's carrying value relative to its fair value. We adopted the provisions of this statement January 1, 2002. We did not have or record goodwill until the third quarter of 2002. During the third quarter 2002, we recorded $21.7 million of goodwill in connection with our acquisition of Athanor Resources, Inc. (See Note 2).

     Accounting for Asset Retirement Obligations.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, with a corresponding increase to the related asset value.

Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement and will complete our evaluation during the fourth quarter of 2002. We will adopt this standard on January 1, 2003.

     Accounting for Gains and Losses from Extinguishment of Debt.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board Opinion ("APB") 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this statement are effective for fiscal years beginning after January 1, 2003.

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

2. MERGER WITH ATHANOR RESOURCES, INC.

         Effective September 18, 2002, pursuant to an Agreement and Plan of Merger, a wholly owned subsidiary of Nuevo Energy Company was merged with and into Athanor Resources, Inc. ("Athanor"), a Delaware corporation, and Athanor became the surviving wholly owned subsidiary of Nuevo Energy Company. In connection with the merger, Nuevo issued approximately 2.0 million shares of common stock for all of the common and preferred stock of Athanor. The results of Athanor's operations have been included in our consolidated financial statements effective September 18, 2002.

         The merger was accounted for using the purchase method of accounting. The purchase price totaling approximately $101.4 million included a combination of $61.3 million of available cash and additional borrowings, the issuance of approximately $20.1 million of our common stock (approximately 2.0 million shares) to Athanor stockholders, and the fair value of the net liabilities assumed of approximately $20.0 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing the fair value of the assets and liabilities assumed, thus, the allocation is subject to refinement.

                                                                              (In thousands)
                                                                              --------------
         Current assets.................................................          $  2,008
         Property, plant and equipment..................................           101,737
         Goodwill.......................................................            21,745
                                                                                  --------
              Total assets acquired.....................................           125,490
                                                                                  --------
         Current liabilities............................................             4,599
         Long-term debt.................................................            20,000
         Deferred tax liability.........................................            19,494
                                                                                  --------
              Total liabilities assumed.................................            44,093
                                                                                  --------
              Net assets acquired.......................................          $ 81,397
                                                                                  --------

         The allocation of the purchase price resulted in approximately $21.7 million allocated to goodwill which is not expected to be deductible for tax purposes. This goodwill is attributable to a premium paid for Athanor because the acquisition gives Nuevo a new core area with increasing growth opportunities, diversifies our asset base with higher margin properties and was financed with a component of equity. Other accrued merger costs of $1.6 million include capitalizable third party transaction costs.

         The merger included certain non-cash investing and financing activities not reflected in the Statement of Cash Flows as follows:

                                                                     (In thousands)
                                                                    ----------------
Common stock issued............................................       $  20,086
Long-term debt assumed.........................................          20,000

         Subsequent to the acquisition, the long-term debt assumed of $20.0 million was paid off.

         The following unaudited pro forma condensed income statement information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect the difference between Athanor's historical depletion, depreciation and amortization and such expense calculated based on the value allocated to the assets acquired in the merger. The information presented is not necessarily indicative of the results of future operations of the merged companies.

                                                                  Quarter Ended                Nine Months Ended
                                                                  September 30,                  September 30,
                                                            --------------------------    -----------------------------
                                                               2002           2001            2002            2001
                                                            -----------    -----------    -------------    ------------
Revenues..............................................      $   97,127     $  87,637      $    267,930     $   321,632

Income (Loss) from Continuing Operations..............           6,764        (1,927)           25,542          14,895

Net Income (Loss).....................................           7,014        (1,534)           26,242          17,584

Earnings Per Share
     Basic
       Income (Loss) from Continuing Operations.......            0.35         (0.10)             1.34            0.80
       Net Income (Loss)..............................            0.36         (0.08)             1.37            0.94

     Diluted
       Income (Loss) from Continuing Operations.......            0.35         (0.10)             1.32            0.78
       Net Income (Loss)..............................            0.36         (0.08)             1.36            0.92

NYMEX prices
     Crude oil........................................      $    28.27     $   26.76      $      25.39     $     27.82
     Natural gas......................................            3.22          2.79              3.03            4.95

3.         DISCONTINUED OPERATIONS

         In 2002, we sold a majority of our oil and gas properties located in Texas, Alabama and Louisiana (Eastern properties) for approximately $9.0 million. We recognized a $0.2 million gain on the sale of these properties. Historical results of operations from these properties and the gain on sale are classified as discontinued operations in our statements of income.

4. RESTRUCTURING AND SEVERANCE CHARGES

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

                                            Liability at                                           Liability at
                                            December 31,                Payments in                September 30,
                                                2001                       2002                        2002
                                       -----------------------    ------------------------     ----------------------
                                                                      (In thousands)
Severance, benefits and other....      $          1,675           $          1,675             $             --
Contract termination ............                 2,681                      2,681                           --
                                       -----------------------    ------------------------     ----------------------
                                       $          4,356           $          4,356             $             --
                                       =======================    ========================     ======================

5. EARNINGS PER SHARE

         SFAS No. 128, Earnings per Share, requires a reconciliation of the numerator (income) and denominator (shares) of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The reconciliation is as follows:

                                                                 Quarter Ended September 30,
                                           -------------------------------------------------------------------------
                                                         2002                                   2001
                                           ----------------------------------     ----------------------------------
                                             Net Income           Shares            Net Income           Shares
                                           ----------------    --------------     ---------------    ---------------
                                                                        (in thousands)
Basic Earnings Per Share
      Income (loss) from continuing
          operations..................              $5,905            17,399              $(2,783)           16,877
      Income (loss) from discontinued
          operations..................                 250                                    400
                                           ----------------                       ---------------
Earnings Basic........................               6,155                                $(2,383)

Effect of Diluted Securities
      Stock options and restricted
          stock.......................                                    38                                     --
      Shares held by benefit trust....                                    65                                     --
                                           ----------------    --------------     ---------------    ---------------
Earnings - Diluted....................              $6,155            17,502              $(2,383)           16,877
                                           ================    ==============     ===============    ===============


                                                               Year to Date Ended September 30,
                                           -------------------------------------------------------------------------
                                                         2002                                   2001
                                           ----------------------------------     ----------------------------------
                                             Net Income           Shares            Net Income           Shares
                                           ----------------    --------------     ---------------    ---------------
                                                                        (in thousands)
Basic Earnings Per Share
      Income (loss) from continuing
          operations..................             $23,483            17,161              $7,183             16,686
      Income (loss) from discontinued
          operations..................                 700                                 2,696
                                           ----------------                       ---------------
Earnings Basic........................              24,183                                 9,879

Effect of Diluted Securities
      Stock options and restricted
          stock.......................                                    86                                    262
      Shares held by benefit trust....                  (8)               61                (194)               153
                                           ----------------    --------------     ---------------    ---------------
Earnings - Diluted....................             $24,175            17,308              $9,685             17,101
                                           ================    ==============     ===============    ===============

6. LONG-TERM DEBT

         Our long-term debt consisted of the following:

                                                                           September 30,         December 31,
                                                                                2002                 2001
                                                                          -----------------    ------------------
                                                                                      (In thousands)
   9 3/8% Senior Subordinated Notes due 2010 ..........................   $     150,000        $       150,000
   9 1/2% Senior Subordinated Notes due 2008 ..........................         257,210                257,210
   9 1/2% Senior Subordinated Notes due 2006 ..........................           2,367                  2,367
   Bank credit facility (4.75% on September 30, 2002 and  3.71% on
       December 31, 2001)..............................................          44,000                 41,500
                                                                          -----------------    ------------------
            Total debt.................................................         453,577                451,077
   Interest rate swaps - fair value adjustment (Note 7)................             990                   (633)
   Interest rate swap - termination gain..............................           11,956                     --
                                                                          -----------------    ------------------
   Long-term debt......................................................   $     466,523        $       450,444
                                                                          =================    ==================

7. FINANCIAL INSTRUMENTS

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

     Derivative Instruments Designated as Cash Flow Hedges.

         At September 30, 2002, we had entered into the following cash flow hedges:

                                                   WTI Crude Oil                            Natural Gas
                                           ------------------------------    ------------------------------------------
                                           Barrels                                            Average
                                             Per            Average             MMBTU          Price         Trading
                                             Day          Price / Bbl          Per Day         MMBTU            Hub
                                           ---------    -----------------    -----------    ------------    -----------
  Swaps (Selling at Fixed Price)
    Fourth quarter 2002 .................    20,000     $         24.87         12,000      $     3.87         WAHA
    First quarter 2003 ..................    17,500               24.32             --              --
    Second quarter 2003 .................    14,500               23.85             --              --
    Third quarter 2003 ..................    13,500               23.62             --              --
    Fourth quarter 2003..................    11,500               23.50             --              --
    First quarter 2004...................    11,500               23.31             --              --
    Second quarter 2004..................     4,500               22.82             --              --
    Third quarter 2004...................     4,500               22.82             --              --
    Fourth quarter 2004..................     4,500               22.82             --              --
    First quarter 2005...................     4,500               22.14             --              --
    Second quarter 2005..................     4,500               22.14             --              --
    Third quarter 2005...................     4,500               22.14             --              --
    Fourth quarter 2005..................     4,500               22.14             --              --

  Put Options (Option Purchased)
    Fourth quarter 2002 .................     9,000     $         22.00

  WTI Crude Collars (Floor Purchased, Ceiling Sold)
    First quarter 2003...................    10,000     $ 22.00 - 28.91
    Second quarter 2003..................    10,000       22.00 - 28.91
    Third quarter 2003...................    10,000       22.00 - 28.91
    Fourth quarter 2003..................    10,000       22.00 - 28.91

                                                                                            Natural Gas
                                                                             ------------------------------------------
                                                                                              Average
                                                                               MMBTU           Price         Trading
                                                                              Per Day          MMBTU           Hub

  Swaps (Selling at Fixed Price)
    First quarter 2004...................                                       8,000     $      3.905        Socal
    Second quarter 2004..................                                       8,000            3.905        Socal
    Third quarter 2004...................                                       8,000            3.905        Socal
    Fourth quarter 2004..................                                       8,000            3.905        Socal
    First quarter 2005...................                                       8,000             3.85        Socal
    Second quarter 2005..................                                       8,000             3.85        Socal
    Third quarter 2005...................                                       8,000             3.85        Socal
    Fourth quarter 2005..................                                       8,000             3.85        Socal

         Subsequent to September 30, 2002, we entered into the following cash flow hedges:


  Natural Gas Collars (Floor Purchased, Ceiling Sold)
    First quarter 2003 .................                                       6,000      $3.70 - 4.295       WAHA
    Second quarter 2003 ................                                       6,000       3.70 - 4.295       WAHA
    Third quarter 2003 .................                                       6,000       3.70 - 4.295       WAHA
    Fourth quarter 2003.................                                       6,000       3.70 - 4.295       WAHA


         We recorded in oil and gas revenues a loss of $6.0 million related to our settled swaps in the third quarter of 2002. During the quarter ended September 30, 2002, our put options on 9,000 WTI Bbls/day expired and we recorded a loss of $1.1 million which is reflected in our statements of income as a reduction of revenue.

     Derivative Instruments Designated as Fair Value Hedges.

         We entered into three interest rate swap agreements with notional amounts totaling $200 million, to hedge a portion of the fair value of our 9 1/2% Notes due 2008 and our 9 3/8% Notes due 2010. During the nine months ended September 30, 2002, we recognized $4.9 million as a reduction of interest expense under these hedges. Under the terms of the agreements for the 9 3/8% Notes, the counterparty paid us a weighted average fixed annual rate of 9 3/8% on total notional amounts of $150 million, and we paid the counterparty a variable annual rate equal to the six-month and three-month LIBOR rate plus a weighted average rate of 3.49%. Under the terms of the agreement for the 9 1/2% Notes, the counterparty paid us a weighted average fixed annual rate of 9 1/2% on total notional amounts of $50 million, and we paid the counterparty a variable annual rate equal to the six-month LIBOR rate plus a weighted average rate of 3.92%.

         On August 30, 2002, we terminated our swap transaction relating to the 9 3/8% Notes. As a result of this termination, we received accrued interest of $2.2 million and the present value of the swap option of $9.6 million. The gain of $9.6 million will be amortized as a reduction to interest expense over the life of the 9 3/8% Notes.

         On September 6, 2002, we terminated the swap transaction on the 9 1/2% Notes and received $0.5 million in accrued interest and the present value of the swap option of $2.5 million. The gain of $2.5 million will be amortized as a reduction to interest expense over the life of the 9 1/2% Notes.

         On August 30, 2002, we entered into a new interest rate swap agreement with a notional amount of $50 million, to hedge a portion of the fair value of our 9 3/8% Notes due 2010. This swap is designated as a fair value hedge and is reflected as an increase of long-term debt of $1.0 million as of September 30, 2002, with a corresponding increase in other long-term assets. In September 2002, we recorded $0.1 million as a reduction of interest expense. Under the terms of this agreement, the counterparty pays us a weighted average fixed annual rate of 9 3/8% on the total notional amount of $50 million and we pay the counterparty a variable annual rate equal to the six-month LIBOR rate plus a weighted average rate of 4.71%.

     Derivative Instruments Not Designated as Hedges.

         In December 2001, Enron Corp. ("Enron") and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Once a deterioration in creditworthiness creates uncertainty as to whether the future cash flows from the hedging instrument will be highly effective in offsetting the hedged risk, the derivative instrument is no longer considered highly effective and no longer qualifies for hedge accounting treatment. At such time, the fair value of the derivative asset or liability is adjusted to its new fair value, with the change in value being charged to current earnings. The net gain or loss of the derivative instruments previously reported in other comprehensive income remains in accumulated other comprehensive income and is reclassified into earnings during the period in which the originally designated hedged items affect earnings. During the third quarter, $1.3 million was reclassified into revenue and at September 30, 2002, a deferred gain of $0.7 million remains in accumulated other comprehensive income and $0.4 million remains in deferred taxes related to the outstanding Enron options, which will be reclassified into earnings when the hedged production occurs during the remainder of 2002. In June 2002, we sold our Enron bankruptcy claim relating to these derivatives for $1.3 million, and due to the buyer's recourse under the terms of the agreement, it is reflected in long-term liabilities.

         In 2001 and 2000, we entered into call spreads that terminate in December 2003, with the anticipation of using the proceeds to offset a contingent payment obligation to Unocal. Subsequent to entering into the call spreads, the market fell and as a result, offsetting call spreads were purchased to economically nullify the trade. All of our existing call spreads had been offset through the purchase of a mirror spread, however, the mirror call spread had been entered into with Enron and was cancelled in December 2001. The remaining mirror call spread is not designated as a hedging instrument and is marked-to-market with changes in fair value recognized currently in earnings. The fair value of the call spread decreased during the quarter ended September 30, 2002, and we recorded a loss of $0.5 million. At September 30, 2002, $2.4 million is reflected in other long-term liabilities.

         With the acquisition of Athanor, we assumed two natural gas hedge positions. A swap of 20,000 MMBTU per month for the fourth quarter 2002 with a fixed NYMEX price of $2.52/MMBTU and a NYMEX to Permian basis swap at an average price spread of $0.18/MMBTU.

         Included in derivative gain/loss in the third quarter is a $2.9 million derivative loss related to oil swap transactions that did not qualify for hedge accounting treatment. The swap transactions going forward will qualify for hedge accounting and will be accounted for as cash flow hedges.

8. SEGMENTS

         Our operations are the exploration for and production of crude oil and natural gas. For segment reporting purposes, domestic producing areas have been aggregated as one reportable segment due to similarities in their operations as permitted by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Financial information by reportable segment is presented below:

                                                               For the Quarter Ended September 30, 2002
                                                 ---------------------------------------------------------------------
                                                  Oil and Gas       Oil and Gas
                                                    Domestic       International        Other (1)           Total
                                                 ---------------   ---------------    --------------    --------------
Revenues from external customers.............    $      77,266     $     10,854       $     3,515       $   91,635
Operating income (loss) before income tax....           28,895            2,984           (21,953)           9,926

                                                               For the Quarter Ended September 30, 2001
                                                 ---------------------------------------------------------------------
                                                  Oil and Gas       Oil and Gas
                                                    Domestic       International        Other (1)           Total
                                                 ---------------   ---------------    --------------    --------------
Revenues from external customers.............    $      68,600     $     12,422       $        98       $   81,120
Operating income (loss) before income tax....           16,985              (24)          (21,499)          (4,538)

                                                             For the Nine Months Ended September 30, 2002
                                                 ---------------------------------------------------------------------
                                                  Oil and Gas       Oil and Gas
                                                    Domestic       International        Other (1)           Total
                                                 ---------------   ---------------    --------------    --------------
Revenues from external customers.............    $    222,288      $     26,522       $      3,563      $     252,373
Operating income (loss) before income tax....          88,980             9,128            (58,634)            39,474

                                                             For the Nine Months Ended September 30, 2001
                                                 ---------------------------------------------------------------------
                                                  Oil and Gas       Oil and Gas
                                                    Domestic       International        Other (1)           Total
                                                 ---------------   ---------------    --------------    --------------
Revenues from external customers.............    $     266,465     $     26,148       $         213      $    292,826
Operating income (loss) before income tax....           71,955            4,169             (63,971)           12,153

---------------------------------------------
 (1)  Includes unallocated corporate expenses.

9. CONTINGENCIES AND OTHER MATTERS

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own interests in the Point Pedernales properties, asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegation that: (i) royalties had not been properly paid to them for production from the Point Pedernales field, (ii) payments had not been made to them related to production from the Pescado and Sacate fields and (iii) we had failed to recognize the plaintiffs interests in the Tranquillon Ridge project. We settled this lawsuit in June 2002 for, among other matters, making a payment to plaintiffs of $3.4 million, and receiving from plaintiffs certain interests in properties and extinguishing certain contract rights of plaintiffs. We established a reserve for this contingency in 2001 and the settlement payment did not have a material impact on our results of operations or financial position.

         On April 5, 2000, we filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. We and ExxonMobil each owned a 50% interest in the Sacate field, offshore Santa Barbara County, California. We believe that we had been denied a reasonable opportunity to exercise our rights under the unit operating agreement. We alleged that ExxonMobil's actions breached the unit operating agreement and the covenant of good faith and fair dealing. We settled this lawsuit in June 2002. Under the terms of the settlement agreement, we received $16.5 million from ExxonMobil and conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         On September 14, 2001, during an annual inspection, we discovered fractures in the heat affected zone of certain flanges on our pipeline that connects the Point Pedernales field with onshore processing facilities. We voluntarily elected to shut-in production in the field while repairs were being made. The daily net production from this field was approximately 5,000 barrels of crude oil and 1.2 MMcf of natural gas, representing approximately 11% of our daily production. We replaced the damaged flanges, as well as others which had not shown signs of damage. We resumed production in January 2002. During the third quarter 2002 we reached a final agreement with our underwriters with respect to our business interruption claim. Accordingly, we recognized $3.0 million of business interruption recoveries during the third quarter 2002. Such amount is classified in other revenue and we expect to receive payment on this claim by the end of December 2002. Certain costs related to repair and business interruption are expected to be covered by insurance based on a tentative agreement we have with our underwriters. We expect payment with respect to the repair claims in the next twelve months once the claims are fully adjusted.

         On June 15, 2001, we experienced a failure of a carbon dioxide treatment vessel at the Rincon Onshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of natural gas, representing approximately 6% of our daily production. Crude oil production resumed in early July and full gas sales resumed by mid August. The cost of repair, less a $50,000 deductible, is expected to be covered by insurance. We expect to settle the insurance claims within the next nine months.

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

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects our Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 Bbls of oil. Repairs were completed by the end of 1997, and production recommenced in December 1997. The costs of the clean up and the cost to repair the pipeline either have been or are expected to be covered by our insurance, less a deductible of $0.1 million. As of September 30, 2002, we had received insurance reimbursements of $4.2 million, with a remaining insurance receivable of $0.5 million. Costs related to the settlement of claims for natural resource damage asserted by certain federal and state agencies are also expected to be covered by insurance.

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

         A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for U.S. income tax purposes. We and CMS have agreed among ourselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. Our potential direct liability could be as much as $38.5 million if a triggering event with respect to us occurs. Additionally, we believe that CMS's liability (for which we would be jointly liable with an indemnification right against CMS) could be as much as $56.2 million. During the second quarter of 2002, we were notified by CMS that they have entered into an agreement to sell their interest in the Yombo field offshore Congo and that the transaction will be structured to avoid a triggering event. CMS closed the sale during the second quarter 2002 but is awaiting approval of the transaction from the government of Congo.

         During 1997, a new government was established in the Congo. Although the political situation in the Congo has not to date had a material adverse effect on our operations in the Congo, no assurances can be made that continued political unrest in West Africa will not have a material adverse effect on us or our operations in the Congo in the future.

         In 1996, the Congo government requested that the convention governing the Marine I Exploitation Permit be converted to a Production Sharing Agreement ("PSA"). We are under no obligation to convert to a PSA, and our existing convention is valid and protected by law. Our position is that any conversion to a PSA would have no detrimental impact to us, otherwise, we will not agree to any such conversion. Discussions with the government have been ongoing intermittently since early 1997. To date, no final agreement has been reached concerning conversion to a PSA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MERGER WITH ATHANOR RESOURCES, INC.

         Effective September 18, 2002, pursuant to an Agreement and Plan of Merger, a wholly owned subsidiary of Nuevo Energy Company was merged with and into Athanor Resources, Inc. ("Athanor"), a Delaware corporation, and Athanor became the surviving wholly owned subsidiary of Nuevo Energy Company. In connection with the merger, Nuevo issued approximately 2.0 million shares of common stock for all of the common and preferred stock of Athanor. The results of Athanor's operations have been included in the consolidated financial statements effective September 18, 2002.

         The merger was accounted for using the purchase method of accounting. The purchase price totaling approximately $101.4 million included a combination of $61.3 million of available cash and additional borrowings, the issuance of approximately $20.1 million of our common stock (approximately 2.0 million shares) to Athanor stockholders, and the assumption of net liabilities with a fair value of approximately $20.0 million.

         The allocation of the purchase price resulted in approximately $21.7 million allocated to goodwill which is not expected to be deductible for tax purposes. This goodwill is attributable to a premium paid for Athanor because the acquisition gives Nuevo a new core area with increasing growth opportunities, diversifies our asset base with higher margin properties and was completed with a component of equity. Other accrued merger costs of $1.6 million include those capitalizable costs incurred to consummate the transaction, consisting primarily of professional fees. The allocation of the purchase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted to actual amounts as determined.

                              RESULTS OF OPERATIONS

         Our results of operations are significantly affected by fluctuations in oil and gas prices. Success in acquiring oil and gas properties and our ability to maintain or increase production through exploitation activities have also significantly affected our operating results. We sold our properties located in Texas, Louisiana and Alabama (Eastern properties) during the second and third quarters of 2002 and reflected the Eastern properties as discontinued operations in our financial statements. The following table reflects our production and average prices for oil and natural gas excluding the Eastern properties for all periods presented:

                                                   Quarter Ended                       Nine Months Ended
                                                    September 30,                        September 30,
                                             --------------------------            -------------------------
                                               2002               2001               2002              2001
                                             -------            -------            -------           -------
Crude Oil and Liquids
   Sales Volumes (MBbls/d)
      Domestic................                  38.5               38.3               39.6              40.7
      International ..............               4.9                6.2                5.1               5.0
                                             -------            -------            -------           -------
         Total ...................              43.4               44.5               44.7              45.7
                                             =======            =======            =======           =======

   Sales Prices ($/Bbl)
      Unhedged ...................            $21.15             $19.88             $18.66            $20.28
      Hedged .....................             19.69              17.39              18.39             16.19

   Revenues ($/thousands)
      Domestic ...................           $73,900            $69,289           $202,090          $227,544
      International ..............            12,198             12,754             29,563            28,598
      Congo Earnout ..............            (1,352)              (335)            (3,048)           (2,453)
      Marketing Fees .............              (221)              (268)              (667)             (770)
      Hedging ....................            (5,849)           (10,177)            (3,326)          (51,045)
                                             -------            -------            -------           -------
           Total .................           $78,676            $71,263            224,612           201,874
                                             =======            =======            =======           =======

                                                  Quarter Ended                      Nine Months Ended
                                                  September 30,                        September 30,
                                             -------------------------            -------------------------
                                             2002               2001               2002              2001
                                             ------             ------            -------           -------
Natural Gas
   Sales Volumes (MMcf/d)
      Domestic ...................             33.5               29.7               32.3              32.1
                                             ======             ======            =======           =======

   Sales Prices ($/Mcf)
      Unhedged ...................            $3.07              $3.56              $2.74            $10.36

   Revenues ($/thousands)
      Domestic ...................           $9,499             $9,909            $24,490           $91,585
      Marketing Fees .............              (55)              (150)              (292)             (846)
                                             ------             ------            -------           -------
           Total .................           $9,444             $9,759            $24,198           $90,739
                                             ======             ======            =======           =======

Below is a list of terms commonly used in the oil and gas industry.

/d       =  per day
Bbl      =  barrel of crude oil or other liquid hydrocarbons
Bcf      =  billion cubic feet of natural gas
Bcfe     =  billion cubic feet of natural gas equivalent
BOE      =  barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil
BOPD     =  barrel of oil per day
MBbl     =  thousand barrels of crude oil or other liquid hydrocarbons
Mcf      =  thousand cubic feet of natural gas
MMBbl    =  million barrels of oil or other liquid hydrocarbons
MMcf     =  million cubic feet of natural gas
MBOE     =  thousand barrels of oil equivalent
MMBOE    =  million barrels of oil equivalent
MMBTU    =  million British thermal units

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         We had net income of $6.2 million, or $0.35 per diluted share for the quarter ended September 30, 2002 as compared to a net loss of $2.4 million, or $0.14 per diluted share in the same period of 2001.

Revenues

         Oil and Gas Revenues. Oil and gas revenues of $88.1 million for the quarter ended September 30, 2002 increased 9% from $81.0 million in the same period of 2001 principally due to higher crude oil prices and lower hedging losses which was partially offset by lower oil production and lower natural gas prices. The realized oil price in the third quarter of 2002 was $19.69 per Bbl, an increase of $2.30 per Bbl from the same period in 2001. Crude oil production averaged 43.4 MBbls/day in the third quarter 2002, a decrease of 2% from the same period in 2001. The decreased production was due to lower production at Cymric and Congo due to downtime which was partially offset by higher production at Midway Sunset and Belridge which have responded to re-steaming. We had a hedging loss of $5.8 million in the third quarter of 2002 compared to a hedging loss of $10.2 million in same period of 2001. Natural gas production averaged
33.5 MMcf per day in the third quarter of 2002, an increase of 13% from the 2001 period of 29.7 MMcf per day primarily due to increased production onshore California. The realized natural gas price in the third quarter 2002 was $3.07 per Mcf, which decreased 14% from $3.56 per Mcf in the prior year period.

         Other Revenue. During the third quarter of 2002 we reached a final agreement with our underwriters with respect to our business interruption claim (see Contingencies and Other Matters). Accordingly, we recognized $3.0 million of business interruption recoveries during the third quarter 2002. Such amount is classified in other revenue and we expect to receive payment on this claim by the end of December 2002.

Costs and Expenses

          Costs and Expenses. Lease operating expenses ("LOE") for the quarter ended September 30, 2002 was $39.5 million, a slight decrease from the prior year period. Excluding the steam component, LOE decreased 10% in the third quarter of 2002 compared to the same period of 2001. Exploration costs were $2.3 million in the quarter ended September 30, 2002 compared to $5.8 million in the same period of 2001. The 2002 exploration costs included a $2.3 million write off of our Anaguid permit in Tunisia while the 2001 costs included $4.6 of dry hole costs. Depreciation, depletion and amortization ("DD&A") was $19.3 million in the third quarter of 2002 compared to $18.3 million in the prior year period. The DD&A rate was $4.27 per BOE in the 2002 period compared to $4.01 per BOE in 2001. General and administrative expense of $6.5 million in 2002 was $3.0 million lower than the comparable period in 2001 due to lower outsourcing costs, lower legal fees and lower project costs.

         Derivative Gain (Loss). Our derivative loss of $3.4 million for the quarter ended September 30, 2002 is comprised of losses on our mark-to-market derivatives which are not accounted for as hedges.

         Interest Expense. Interest expense of $9.5 million in the quarter ended September 30, 2002 decreased 10% compared to interest expense of $10.6 million in the same period of 2001. The decrease is primarily due to the benefit of our interest rate swaps in 2002 of $1.3 million.

         Dividends. Dividends on the TECONS were $1.7 million in both quarters ended September 30, 2002 and 2001. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996.

         Income Tax. We had income tax expense of $4.0 million, including $1.0 million of current tax, in the quarter ended September 30, 2002 compared to a benefit of $1.8 million in the prior year period. Our effective income tax rate was 40.5% in 2002 and 40.3% in 2001.

YEAR TO DATE SEPTEMBER 30, 2002 COMPARED TO YEAR TO DATE SEPTEMBER 30, 2001

         We had net income of $24.2 million, or $1.40 per diluted share for nine months ended September 30, 2002 as compared to net income of $9.9 million, or $0.57 per diluted share in the same period of 2001. Our net income for the nine months ended September 30, 2002 includes an after-tax gain of approximately $8.7 million related to the litigation settlement with ExxonMobil. Excluding this gain, our net income was $15.4 million, or $0.90 per diluted share.


Revenues

         Oil and Gas Revenues. Oil and gas revenues decreased 15% to $248.8 million for the nine months ended September 30, 2002 from $292.6 million in the same period of 2001 due to significantly lower realized natural gas prices and lower oil production which was partially offset by lower hedging losses in 2002. Crude oil production averaged 44.7 MBbls/day for the nine months ended September 30, 2002 compared to 45.7 MBbls/day in the same period of 2001 primarily due to lower production offshore California due to mechanical downtime. The realized oil price for the nine months ended September 30, 2002 was $18.39 per Bbl, an increase of $2.20 per Bbl from the same period in 2001. We had hedging losses of $3.3 million in the nine months ended September 30, 2002 compared to hedging losses of $51.0 million in same period of 2001. Natural gas production averaged
32.3 MMcf per day for the nine months ended September 30, 2002 compared to 32.1 MMcf per day for the same period of 2001. The increase was primarily due to production from the Pakenham field which was acquired in September 2002. The realized natural gas price for the nine months ended September 30, 2002 was $2.74 per Mcf, which decreased 74% from $10.36 per Mcf in the comparable period in 2001.

         Other Revenue. During the third quarter of 2002 we reached a final agreement with our underwriters with respect to our business interruption claim (see Contingencies and Other Matters). Accordingly, we recognized $3.0 million of business interruption recoveries during the third quarter 2002. Such amount is classified in other revenue and we expect to receive payment on this claim by the end of December 2002.

Costs and Expenses

         Costs and Expenses. LOE for the nine months ended September 30, 2002 totaled $112.2 million, as compared to $145.4 million for the 2001 period. The 23% decrease in LOE is principally due to lower steam and workover costs in our California operations. Exploration costs were $3.8 million in the nine months ended September 30, 2002, a decrease from $13.0 million in the same period of 2001. Exploration costs in 2002 included a $2.3 million write off of our Anaguid permit in Tunisia while the 2001 costs included $6.5 million of dry hole costs and $5.0 million in seismic acquisitions. DD&A decreased to $56.3 million for the nine months ended September 30, 2002 primarily due to lower oil production. The DD&A rate was $4.11 per BOE in the 2002 period compared to $4.10 per BOE in 2001. General and administrative expense of $19.8 million in 2002 was $6.2 million lower than the comparable period in 2001 due to a $1.7 million severance payment in 2001 and lower legal fees, consulting fees and project costs. In 2002, under the terms of a settlement agreement with ExxonMobil, we conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million gain related to the sale of this unproved property.

         Derivative Gain (Loss). Our derivative loss for the nine months ended September 30, 2002 is comprised of losses on our mark-to-market derivatives which are not accounted for as hedges of $4.1 million and $0.2 million of ineffectiveness on our hedges.

         Interest Expense. Interest expense of $27.7 million for the nine months ended September 30, 2002 decreased 14% compared to interest expense of $32.2 million in the same period of 2001. The decrease is primarily due to the benefit of our interest rate swaps in 2002 of $5.0 million.

         Dividends. Dividends on the TECONS were $5.0 million in both the nine months ended September 30, 2002 and 2001. The TECONS pay dividends at a rate of 5.75% and were issued in December 1996.

         Income Tax. We had income tax expense of $16.0 million, including $1.0 million of current tax, for the nine months ended September 30, 2002 compared to an expense of $5.0 million in the prior year period. Our effective income tax rate was 40.5% in 2002 and 40.3% in 2001.

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

         Net cash provided by operating activities was $67.5 million for the nine months ended September 30, 2002. In 2002, we invested $61.3 million for Athanor Resources, Inc., $37.6 million in oil and gas properties and $3.5 million on gas plant and other facilities. We also received $27.0 million in proceeds from the sale of properties in the nine months ended September 30, 2002.

         We believe our working capital, cash flow from operations and available financing sources are sufficient to meet our obligations as they become due and to finance our capital budget through 2002. We have a $135 million borrowing base under our Credit Agreement. Under the most restrictive covenant, $135 million was available at September 30, 2002 of which we had drawn $44.0 million under the agreement. In August 2002, we issued a $0.8 million letter of credit under our Credit Agreement. We have an interest rate swap totaling $50 million on our 9 3/8 % Notes.

CONTINGENCIES AND OTHER MATTERS

         On September 14, 2001, during an annual inspection, we discovered fractures in the heat affected zone of certain flanges on our pipeline that connects the Point Pedernales field with onshore processing facilities. We voluntarily elected to shut-in production in the field while repairs were being made. The daily net production from this field was approximately 5,000 barrels of crude oil and 1.2 MMcf of natural gas, representing approximately 11% of our daily production. We replaced the damaged flanges, as well as others which had not shown signs of damage. We resumed production in January 2002. During the third quarter of 2002 we reached a final agreement with our underwriters with respect to our business interruption claim. Accordingly, we recognized $3.0 million of business interruption recoveries during the third quarter of 2002. Such amount is classified in other revenue and we expect to receive payment on this claim by the end of December 2002. Certain costs related to repair and business interruption are expected to be covered by insurance based on a final agreement reached with our underwriters. We expect payment with respect to the repair claim in the next nine months once the claim is fully adjusted.

         On June 15, 2001, we experienced a failure of a carbon dioxide treatment vessel at the Rincon Onshore Separation Facility ("ROSF") located in Ventura County, California. There were no injuries associated with this event. Crude oil and natural gas produced from three fields offshore California are transported onshore by pipeline to the ROSF plant where crude oil and water are separated and treated, and carbon dioxide is removed from the natural gas stream. The daily net production associated with these fields is 3,000 barrels of crude oil and 2.4 MMcf of natural gas, representing approximately 6% of our daily production. Crude oil production resumed in early July and full gas sales resumed by mid August. The cost of repair, less a $50,000 deductible, is expected to be covered by insurance. We expect to settle the insurance claims within the next nine months.

         On September 22, 2000, we were named as a defendant in the lawsuit Thomas Wachtell et al. versus Nuevo Energy Company in the Superior Court of Los Angeles County, California. We successfully removed this lawsuit to the United States District Court for the Central District of California. The plaintiffs, who own certain interests in the Point Pedernales properties, asserted numerous causes of action including breach of contract, fraud and conspiracy in connection with the plaintiffs' allegation that: (i) royalties had not been properly paid to them for production from the Point Pedernales field, (ii) payments had not been made to them related to production from the Pescado and Sacate fields and (iii) we have failed to recognize the plaintiffs' interests in the Tranquillon Ridge project. We settled this lawsuit in June 2002 for, among other matters, making a payment to plaintiffs of $3.4 million, and receiving from plaintiffs' certain interests in properties and extinguishing certain contract rights of plaintiffs. We established a reserve for this contingency in 2001 and the settlement payment did not have a material impact on our results of operations or financial position.

         On April 5, 2000, we filed a lawsuit against ExxonMobil Corporation in the United States District Court for the Central District of California, Western Division. The Company and ExxonMobil each owned a 50% interest in the Sacate field, offshore Santa Barbara County, California. We believe that we have been denied a reasonable opportunity to exercise our rights under the unit operating agreement. We alleged that ExxonMobil's actions breached the unit operating agreement and the covenant of good faith and fair dealing. We settled this lawsuit in June 2002. Under the terms of the agreement, we received $16.5 million from ExxonMobil and conveyed to them our interest in the Santa Ynez Unit, our non-consent interest in the adjacent Pescado field and relinquished our right to participate in the Sacate field and recorded a $14.7 million pre-tax gain related to the sale of this unproved property.

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

         In September 1997, there was a spill of crude oil into the Santa Barbara Channel from a pipeline that connects our Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be 163 Bbls of oil. Repairs were completed by the end of 1997 and production recommenced in December 1997. The costs of the clean-up and the cost to repair the pipeline either have been or are expected to be covered by our insurance, less a deductible of $0.1 million. As of September 30, 2002, we had received insurance reimbursements of $4.2 million, with a remaining insurance receivable of $0.5 million. Costs related to the settlement of claims for natural resource damage asserted by certain federal and state agencies are also expected to be covered by insurance. We expect to settle the insurance claims within the next twelve months.

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

         A triggering event will not occur, however, if a subsequent purchaser enters into certain agreements specified in the consolidated return regulations intended to ensure that such dual consolidated losses will not be claimed. The only time limit associated with the occurrence of a triggering event relates to the utilization of a dual consolidated loss in a foreign jurisdiction. A dual consolidated loss that is utilized to offset income in a foreign jurisdiction is only subject to recapture for 15 years following the year in which the dual consolidated loss was incurred for U.S. income tax purposes. We and CMS have agreed among ourselves that the party responsible for the triggering event shall indemnify the other for any liability to the seller as a result of such triggering event. Our potential direct liability could be as much as $38.5 million if a triggering event with respect to us occurs. Additionally, we believe that CMS's liability (for which we would be jointly liable with an indemnification right against CMS) could be as much as $56.2 million. During the second quarter 2002, we were notified by CMS that they have entered into an agreement to sell their interest in the Yombo field offshore Congo and the transaction will be structured to avoid a triggering event. CMS closed the sale during the second quarter 2002 but is awaiting approval of the transaction from the government of Congo.

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

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     Accounting for Asset Retirement Obligations.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, with a corresponding increase to the related asset value. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

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

         At September 30, 2002, we had entered into the following cash flow hedges:

                                                   WTI Crude Oil                            Natural Gas
                                           ------------------------------    ------------------------------------------
                                           Barrels                                            Average
                                             Per            Average            MMBTU           Price           Trading
                                             Day          Price / Bbl         Per Day          MMBTU             Hub
                                           ---------    -----------------    -----------    ------------    -----------
  Swaps (Selling at Fixed Price)
    Fourth quarter 2002 .................    20,000     $         24.87         12,000      $      3.87        WAHA
    First quarter 2003 ..................    17,500               24.32             --              --
    Second quarter 2003 .................    14,500               23.85             --              --
    Third quarter 2003 ..................    13,500               23.62             --              --
    Fourth quarter 2003..................    11,500               23.50             --              --
    First quarter 2004...................    11,500               23.31             --              --
    Second quarter 2004..................     4,500               22.82             --              --
    Third quarter 2004...................     4,500               22.82             --              --
    Fourth quarter 2004..................     4,500               22.82             --              --
    First quarter 2005...................     4,500               22.14             --              --
    Second quarter 2005..................     4,500               22.14             --              --
    Third quarter 2005...................     4,500               22.14             --              --
    Fourth quarter 2005..................     4,500               22.14             --              --

  Put Options (Option Purchased)
    Fourth quarter 2002 .................     9,000     $         22.00

  WTI Crude Collars (Floor Purchased, Ceiling Sold)
    First quarter 2003...................    10,000     $ 22.00 - 28.91
    Second quarter 2003..................    10,000       22.00 - 28.91
    Third quarter 2003...................    10,000       22.00 - 28.91
    Fourth quarter 2003..................    10,000       22.00 - 28.91

  Swaps (Selling at Fixed Price)
    First quarter 2004...................                                         8,000     $     3.905       Socal
    Second quarter 2004..................                                         8,000           3.905       Socal
    Third quarter 2004...................                                         8,000           3.905       Socal
    Fourth quarter 2004..................                                         8,000           3.905       Socal
    First quarter 2005...................                                         8,000            3.85       Socal
    Second quarter 2005..................                                         8,000            3.85       Socal
    Third quarter 2005...................                                         8,000            3.85       Socal
    Fourth quarter 2005..................                                         8,000            3.85       Socal


         Subsequent to September 30, 2002, we entered into the following cash flow hedges:

                                                                                            Natural Gas
                                                                              -----------------------------------------
                                                                                                Average
                                                                                 MMBTU           Price        Trading
                                                                                Per Day          MMBTU          Hub
                                                                              -----------    ------------    ----------
  Natural Gas Collars (Floor Purchased, Ceiling Sold)
    First quarter 2003 ..................                                        6,000       $3.70 - 4.295     WAHA
    Second quarter 2003 .................                                        6,000        3.70 - 4.295     WAHA
    Third quarter 2003 ..................                                        6,000        3.70 - 4.295     WAHA
    Fourth quarter 2003..................                                        6,000        3.70 - 4.295     WAHA

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of the quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

                           CHANGE IN INTERNAL CONTROLS

         We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

         o 2.1 Agreement and Plan of Merger dated September 18, 2002 by and among Athanor Resources, Inc., Athanor B.V., Nuevo Energy Company, Nuevo Texas Inc., Yorktown Energy Partners III, L.P., Yorktown Energy IV, L.P., Yorktown Partners LLC, SAFIC S.A., Charles de Mestral, J. Ross Craft, Montana Oil and Gas, Ltd., David A. Badley, James S. Scott, Glenn Reed, Doug Allison and Mohamed Yaich (Exhibit 2.1 to our Form 8-K dated September 19,
                  2002).

         o 10.1 Registration Rights Agreement dated September 18, 2002 by and among Nuevo Energy Company, Yorktown Energy Partners III, L.P., Yorktown Energy IV, L.P., Yorktown Partners LLC, SAFIC S.A., Charles de Mestral, J. Ross Craft, Montana Oil and Gas, Ltd., David A. Badley, James S. Scott, Glenn Reed, Doug Allison and Mohamed Yaich (Exhibit 10.1 to our Form 8-K dated September 19, 2002).

         o 10.2 Amendment to the 2001 Stock Incentive Plan (Exhibit 99.1 to our Form S-8 dated November 1, 2002).

     (B)  REPORTS ON FORM 8-K:

         o We filed a current report on Form 8-K/A on September 24, 2002 amending the September 19, 2002 Form 8-K.

         o We filed a current report on Form 8-K on September 19, 2002 announcing the acquisition of Athanor Resources, Inc.

         o We filed a current report on Form 8-K on August 16, 2002 announcing the resignation of our Board member, David H. Batchelder.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        NUEVO ENERGY COMPANY
                                                         (Registrant)

Date:            November 8, 2002           By:       /s/ James L. Payne
         ---------------------------                 -----------------------------------
                                                              James L. Payne
                                                         Chairman, President and
                                                         Chief Executive Officer


Date:            November 8, 2002           By:       /s/ Janet F. Clark
         ---------------------------                 -----------------------------------
                                                              Janet F. Clark
                                                         Senior Vice President and
                                                          Chief Financial Officer

                                  CERTIFICATION


I, James L. Payne, being the Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nuevo Energy Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:         November 8, 2002              By:       /s/ James L. Payne
         ---------------------------                 -----------------------------------
                                                              James L. Payne
                                                          Chairman, President and
                                                          Chief Executive Officer

I, Janet F. Clark, being the Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nuevo Energy Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          November 8, 2002             By:       /s/ Janet F. Clark
         ---------------------------                 -----------------------------------
                                                              Janet F. Clark
                                                        Senior Vice President and
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                                              Description
--------------               --------------------------------------------------------------------------------------
      2.1                    Agreement and Plan of Merger dated September 18, 2002 by and among Athanor
                             Resources, Inc., Athanor B.V., Nuevo Energy Company, Nuevo Texas Inc., Yorktown
                             Energy Partners III, L.P., Yorktown Energy IV, L.P., Yorktown Partners LLC, SAFIC
                             S.A., Charles de Mestral, J. Ross Craft, Montana Oil and Gas, Ltd., David A. Badley,
                             James S. Scott, Glenn Reed, Doug Allison and Mohamed Yaich (Exhibit 2.1 to our Form
                             8-K dated September 19, 2002).


     10.1                    Registration Rights Agreement dated September 18, 2002 by and among Nuevo Energy
                             Company, Yorktown Energy Partners III, L.P., Yorktown Energy IV, L.P., Yorktown
                             Partners LLC, SAFIC S.A., Charles de Mestral, J. Ross Craft, Montana Oil and Gas,
                             Ltd., David A. Badley, James S. Scott, Glenn Reed, Doug Allison and Mohamed Yaich
                             (Exhibit 10.1 to our Form 8-K dated September 19, 2002).


     10.2                    Amendment to the 2001 Stock Incentive Plan (Exhibit 99.1 to our Form S-8 dated
                             November 1, 2002).